Form 10-Q
period 1996-03-31
BMC WEST CORP
filed 1996-05-14
CIK 875706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
- - -    of 1934

For the quarterly period ended   March 31, 1996    or
                               -------------------

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 0-19335



                              BMC WEST CORPORATION



Delaware                                               94-3050454
(State of other jurisdiction of incorporation or       (IRS Employer
organization)                                          Identification No.)



                              BMC West Corporation
                      1475 Tyrell Lane, Boise, Idaho  83706
                           Telephone:  (208) 331-4410



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X   No
    -----    -----

             Class                                     Shares Outstanding as
             -----                                     of May 8, 1996:

             Common stock $.001 par value              9,492,983
                                                       ---------


                          Index to exhibits at page ___

                              BMC WEST CORPORATION

                                      INDEX
                                      -----

                                                                         Page
                                                                        Number
                                                                        ------
PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                         3

     Statements of Income for the three months ended March 31,
     1996 and 1995                                                         4

     Balance Sheets as of March 31, 1996 and December 31, 1995             5

     Statements of Cash Flows for the three months ended
     March 31, 1996 and 1995                                               6

     Notes to the Financial Statements                                     7

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   8

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                           11

     Item 5 - Other Information                                           11

     Item 6 - Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                                12

INDEX TO EXHIBITS                                                         13

EXHIBITS                                                                  14

PART I - FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly, the results for the periods presented have been included therein. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosure normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report.

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

                              BMC WEST CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in Thousands Except per Share Data)


                                                     Three Months Ended
                                                   March 31,      March 31,
                                                     1996           1995
                                                   ---------      ---------
Net sales                                         $  147,599     $  120,519

Cost of sales                                        114,515         93,282
                                                  ----------     ----------

Gross profit                                          33,084         27,237

Selling, general
  and administrative
  expense                                             29,626         24,767

Other income, net                                        737            316
                                                  ----------     ----------

Income from
  operations                                           4,195          2,786

Interest expense                                       2,956          1,959
                                                  ----------     ----------

Income before income taxes                             1,239            827

Income taxes                                             489            323
                                                  ----------     ----------

Net income                                        $      750     $      504
                                                  ----------     ----------
                                                  ----------     ----------

Net income per common and common equivalent
  share                                           $      .08     $      .05
                                                  ----------     ----------
                                                  ----------     ----------

Weighted average number of common
  and common equivalent shares outstanding         9,755,099      9,701,779
                                                  ----------     ----------
                                                  ----------     ----------

                              BMC WEST CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                   March 31,     December 31,
                                                     1996            1995
                                                   ---------     ------------
CURRENT ASSETS
    Cash                                            $  3,862       $  6,004
    Receivables, net                                  69,817         65,820
    Inventories                                       74,519         66,506
    Deferred income tax benefit                        1,668          1,668
    Prepaid expenses                                   2,438          1,275
                                                    --------       --------
  Total current assets                               152,304        141,273

PROPERTY AND EQUIPMENT, net                           94,964         96,403
DEFERRED LOAN COSTS                                    2,286          2,440
GOODWILL, NET                                         18,573         18,421
OTHER                                                  6,875          6,433
                                                    --------       --------
  Total assets                                      $275,002       $264,970
                                                    --------       --------
                                                    --------       --------
CURRENT LIABILITIES
    Current portion of long-term debt               $     96       $    129
    Current redemption requirement on Class B
      preferred stock                                  1,000          1,000
    Accounts payable                                  34,162         29,383
    Accrued expenses                                   9,357         10,565
                                                    --------       --------
  Total current liabilities                           44,615         41,077

LONG-TERM DEBT, net of current portion               127,850        121,120
DEFERRED INCOME TAXES                                  3,161          3,161
OTHER LONG-TERM LIABILITIES                            1,683          1,725
CLASS B PREFERRED STOCK                                  968          1,960

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, 20,000,000
      shares authorized, 9,491,183 and 9,483,229 shares outstanding at March 31 1996 and December 31, 1995, respectively

                                                           9              9
    Additional paid-in-capital                        59,242         59,188
    Retained earnings                                 37,474         36,730
                                                    --------       --------
  TOTAL STOCKHOLDERS' EQUITY                          96,725         95,927
                                                    --------       --------
  Total liabilities, redeemable preferred stock
    and stockholders equity                         $275,002       $264,970
                                                    --------       --------
                                                    --------       --------

                              BMC WEST CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                         Three Months Ended
                                                        --------------------
                                                       March 31,     March 31,
                                                         1996          1995
                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $     750     $     504
  Adjustments to reconcile net income to cash used in
   operating activities:
    Depreciation and amortization                          2,498         2,012
    (Gain) loss on sale of assets                           (367)           --
  Changes in working capital items net of effects
   of acquisitions                                        (8,094)       (4,125)
  Other                                                     (813)          192
                                                       ---------     ---------

Net cash used in operating activities                     (6,026)       (1,417)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      (1,642)       (4,600)
  Payment for acquisitions                                (1,810)       (5,367)
  Sale of property and equipment                           1,639            50
  Purchase of other long-term assets                          --          (265)
                                                       ---------     ---------
Net cash used in investing activities                     (1,813)      (10,182)
                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable                                  --        (2,664)
  Borrowings under revolving credit agreement             45,830        48,489
  Repayments under revolving credit agreement            (39,100)      (79,720)
  Issuance of debt                                            --        50,000
  Redemption of Class B preferred stock                   (1,000)       (1,000)
  Financing costs                                             --          (782)
  Capital lease payments                                     (33)          (20)
  Other                                                       --           (71)
                                                       ---------     ---------
Net cash provided by financing activities                  5,697        14,232
                                                       ---------     ---------

NET INCREASE (DECREASE) IN CASH                           (2,142)        2,633
CASH, beginning of period                                  6,004         5,173
                                                       ---------     ---------
CASH, end of period                                    $   3,862     $   7,806
                                                       ---------     ---------
                                                       ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for-
  Interest, net of interest capitalized                $  1,259      $   1,030
  Income taxes                                         $     --      $      --

                              BMC WEST CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   WORKING CAPITAL CHANGES

Changes in working capital items, net of acquisitions, for the three months ended March 31, 1996 and 1995 are as follows (in thousands):

                                                          1996           1995
                                                         ------         ------
(Increase) decrease in accounts receivable             ($ 2,761)        $1,375
Increase in inventories                                  (7,747)        (2,640)
Increase in prepaid expenses                             (1,157)          (251)
Increase (decrease) in accounts payable and
  accrued expenses                                        1,874         (3,378)
Increase in interest payable                              1,697            769
                                                        -------        -------
                                                       ($ 8,094)       ($4,125)
                                                        -------        -------
                                                        -------        -------


2.   LONG-TERM DEBT

Long-term debt consisted of the following at (in thousands):

                                                       March 31,    December 31,
                                                          1996          1995
                                                       ---------    ------------
Revolving credit agreement borrowings                   $32,850        $26,120
9.18% unsecured senior notes                             50,000         50,000
8.10% unsecured senior notes                             25,000         25,000
10% unsecured senior subordinated notes                  20,000         20,000
Capital lease obligations                                    96            129
                                                       --------       --------
                                                        127,946        121,249
  Less current portion                                      (96)          (129)
                                                       --------       --------
                                                       $127,850       $121,120
                                                       --------       --------
                                                       --------       --------

3.   ACQUISITIONS

In the first quarter of 1996, the Company purchased substantially all of the assets of two window distribution facilities in Texas. The total purchase price of these facilities was $1,810,000.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


                                        For the Three Months Ended
                                        --------------------------
                                        March 31,        March 31,
                                          1996             1995
                                        ---------        ---------
Net sales                                 100.0%           100.0%
Gross profit                               22.4             22.6
Selling, general and
 administrative expense                    20.1             20.6
Other income, net                           0.5              0.3
Income from operations                      2.8              2.3
Interest expense                            2.0              1.6
Income taxes                                0.3              0.3
Net income                                  0.5              0.4

FIRST QUARTER OF 1996 COMPARED TO THE FIRST QUARTER OF 1995

Net sales for the three months ended March 31, 1996 were $147.6 million up 22% from the first quarter of 1995 when sales were $120.5 million. The growth in net sales resulted from an increase of 3% from the first quarter of 1995, in sales at facilities that operated for at least two months in both the first quarter of 1995 and the first quarter of 1996 ("Same-store Sales"), and from the acquisition of new building materials centers. Sales in the 1996 period were negatively affected by lower commodity wood product prices. The price decrease contributed to an overall price deflator of more than 4% the effect of which reduced sales by approximately $6.0 million. Excluding price deflation, same-store sales increased 7%.

Gross profit as a percentage of sales declined slightly to 22.4% in the first quarter of 1996 from 22.6% in the first quarter of 1995, primarily as a result of a higher percentage of sales to professional contractors (which generally carry lower margins) in the 1996 period compared to 1995.

Selling, general and administrative (SG&A) expense, was $29.6 million in the first quarter of 1996 as compared to $24.8 million in

1995, but decreased slightly as a percentage of net sales from 20.6% in 1995 to 20.1% in 1996. The Company believes this reduction was due to improvements in costs associated with integrating the 14 building materials centers acquired in 1994 and 1995. SG&A expense as a percentage of sales in the 1996 period also was negatively impacted by price deflation of 4% compared to the prior year because the company shipped more product per dollar of sales, which results in higher costs as a percent of overall sales.

Interest expense increased to $3.0 million in the first quarter of 1996 from $2.0 million in the same period of 1995, primarily due to additional borrowings to finance working capital growth and acquisitions.

Other income increased to $737,000 from $316,000 in the 1995 period. This increase in 1996 was the result of a gain of $395,000 on the sale of real property in 1996 made available by the consolidation of operations in the Puget Sound market.

Income taxes were provided at estimated annual effective tax rates of 39.5% and 39.1% for the periods ended March 31, 1996 and March 31, 1995, respectively. This increase in the effective tax rate from 1995 was primarily due to book/tax differences in accounting for goodwill in connection with acquisitions in 1994 and 1995.

As a result of the foregoing factors, net income increased by $246,000, or 48.8% to $750,000, or 0.5% of net sales in the first quarter of 1996, as compared to $504,000, or 0.4% of net sales, in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996 the Company had $127.9 million of long-term debt outstanding, consisting principally of $32.9 million of variable rate borrowings under the revolving credit agreement and $95.0 million of term borrowings under fixed rate notes.

In the first quarter of 1996, the Company used $6.0 million of cash in operating activities. Working capital increased from $100.2 million at December 31, 1995 to $107.7 million at March 31, 1996, due primarily to the seasonal increase in the Company's accounts receivable and inventories and two acquisitions.

Based on its ability to generate cash from operations and the available borrowing capacity at March 31, 1996 of $37.1 million under the revolving credit agreement, (availability of which is subject to the satisfaction of certain customary borrowing conditions), the Company believes it will have sufficient funds to meet its currently anticipated requirements.

In March of 1995, the Company issued $50.0 million of 9.18% unsecured senior notes. The proceeds from these notes were used to support the Company's capital expenditure and acquisition activities and increased working capital levels.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial condition or operations.


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          Exhibit 11 - Statement regarding computation of per share earnings.

          Exhibit 27 - Financial Data Schedule

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BMC WEST CORPORATION



Date:  May 14, 1996                /s/ Donald S. Hendrickson
                                   --------------------------------------------
                                   Donald S. Hendrickson
                                   President, Chief Executive Officer
                                   and Director (Principal Executive Officer)



Date:  May 14, 1996                /s/ Ellis C. Goebel
                                   --------------------------------------------
                                   Ellis C. Goebel
                                   Vice President and Treasurer
                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS

                              BMC WEST CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1996


                                                             Page
Exhibit     Description                                     Number
- - -------     -----------                                     ------

11          Computation of Earnings Per Share                 14

27          Financial Data Schedule