Form 10-Q
period 1996-06-30
BMC WEST CORP
filed 1996-08-13
CIK 875706

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
- -   of 1934

For the quarterly period ended   JUNE 30, 1996    or
                               ------------------

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________


Commission file number 0-19335



                                 BMC WEST CORPORATION



Delaware                                         94-3050454
(State of other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


                                BMC West Corporation
                        1475 Tyrell Lane, Boise, Idaho  83706
                              Telephone:  (208) 331-4410



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No
    ---     ---


         Class                                        Shares Outstanding as
         -----                                        of August 8, 1996:

    Common stock $.001 par value                      11,802,626
                                                      ----------

                             Index to exhibits at page 16


                              This is Page 1 of 17 Pages

                                 BMC WEST CORPORATION

                                        INDEX
                                        -----

                                                                     Page
                                                                    Number
                                                                    ------
PART I -- FINANCIAL INFORMATION

    Item 1 - Financial Statements                                     3

    Statements of Income for the three months ended
    June 30, 1996 and 1995 and the six months ended
    June 30, 1996 and 1995                                            4

    Balance Sheets as of June 30, 1996 and December 31, 1995          5

    Statements of Cash Flows for the six months ended
    June 30, 1996 and 1995                                            6

    Notes to the Financial Statements                                 7

    Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     9

PART II -- OTHER INFORMATION

    Item 1 - Legal Proceedings                                        13

    Item 4 - Submission of Matters to a Vote of Security Holders      13

    Item 5 - Other Information                                        14

    Item 6 - Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                            15

INDEX TO EXHIBITS                                                     16

EXHIBITS                                                              17


                              This is Page 2 of 17 Pages

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


                              This is Page 3 of 17 Pages

                                 BMC WEST CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                     (Dollars in Thousands Except per Share Data)

                                 Three Months Ended         Six Months Ended
                               June 30,     June 30,     June 30,     June 30,
                                 1996         1995         1996         1995
                             ----------   ----------   ----------    ---------

Net sales                      $193,022     $166,167     $340,621     $286,686

Cost of sales                   150,772      128,943      265,287      222,225
                             ----------   ----------   ----------    ---------
Gross profit                     42,250       37,224       75,334       64,461

Selling, general
and administrative
expense                          33,087       30,587       62,713       55,354

Other income, net                   244          405          981          721
                             ----------   ----------   ----------    ---------
Income from
  operations                      9,407        7,042       13,602        9,828

Interest expense                  3,011        3,002        5,967        4,961
                             ----------   ----------   ----------    ---------
Income before income
  taxes                           6,396        4,040        7,635        4,867

Income taxes                      2,524        1,573        3,013        1,896
                             ----------   ----------   ----------    ---------
Net income before
extraordinary item             $  3,872     $  2,467     $  4,622     $  2,971

Extraordinary item                 (342)          --         (342)          --
                             ----------   ----------   ----------    ---------
Net Income                     $  3,530     $  2,467     $  4,280     $  2,971
                             ==========   ==========   ==========   ==========
Net income per
common and common
equivalent share
before extraordinary
charge                       $    .38     $    .25     $    .46     $    .30
Extraordinary item,
net of tax                    ($  .03)    $     --      ($  .03)    $     --
                              ---------    ---------    ---------     --------
Net income per
Common and Common
Equivalent Shares            $    .35     $    .25     $    .43     $    .30
                              =========    =========    =========     ========
Weighted average
number of common
and common
equivalent shares            10,191,541    9,757,423    9,960,980    9,750,654
                             ----------    ---------    ---------    ---------
                             ----------    ---------    ---------    ---------


                              This is Page 4 of 17 Pages

                                 BMC WEST CORPORATION
                               CONDENSED BALANCE SHEETS
                                     (UNAUDITED)
                                (Dollars in Thousands)

                                                    June 30,     December 31,
                                                      1996           1995
                                                    --------     ------------
CURRENT ASSETS
    Cash                                           $  4,630       $  6,004
    Receivables, net                                 85,048         65,820
    Inventories                                      74,118         66,506
    Deferred income tax benefit                       1,668          1,668
    Prepaid expenses                                  1,935          1,275
                                                    --------       --------

  Total current assets                              167,399        141,273

PROPERTY AND EQUIPMENT, net                          95,349         96,403
DEFERRED LOAN COSTS                                   1,716          2,440
GOODWILL, net                                        18,969         18,421
OTHER                                                 6,683          6,433
                                                    --------       --------

  Total assets                                     $290,116       $264,970
                                                    --------       --------
                                                    --------       --------

CURRENT LIABILITIES
    Current portion of long-term debt               $20,267       $    129
    Current redemption requirement on Class B
      preferred stock                                 1,976          1,000
    Accounts payable                                 38,450         29,383
    Accrued expenses                                 10,591         10,565
                                                    --------       --------

   Total current liabilities                         71,284         41,077

LONG-TERM DEBT, net of current portion               75,000        121,120
DEFERRED INCOME TAXES                                 3,161          3,161
OTHER LONG-TERM LIABILITIES                           1,869          1,725
CLASS B PREFERRED STOCK                                  --          1,960

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, 20,000,000
      shares authorized, 11,797,491 and
      9,483,229 shares outstanding at June 30,
      1996 and December 31, 1995, respectively
                                                         12              9
  Additional paid-in-capital                         97,795         59,188
  Retained earnings                                  40,995         36,730
                                                    --------       --------

TOTAL STOCKHOLDERS' EQUITY                          138,802         95,927
                                                    --------       --------

  Total liabilities, redeemable preferred stock
    and stockholders' equity                       $290,116       $264,970
                                                    --------       --------
                                                    --------       --------


                              This is Page 5 of 17 Pages

                                 BMC WEST CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in Thousands)
                                                         Six Months Ended
                                                       --------------------
                                                      June 30,       June 30,
                                                        1996           1995
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 4,279        $ 2,971
  Adjustments to reconcile net income to cash used
    in operating activities:
     Depreciation and amortization                       5,117          4,297
     (Gain) loss on sale of assets                        (335)            (1)
     Extraordinary item Net of tax                         342             --
     Stock Options compensation                                           106
  Changes in working capital items net of effects
     of acquisitions                                   (15,940)         1,429
  Other                                                   (754)        (1,261)
                                                      --------       --------
Net cash provided from (used in) operating activities   (7,291)         7,541
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (3,878)        (9,876)
  Payment for acquisitions                              (3,287)       (36,363)
  Sale of property and equipment                         1,705            123
  Purchase of other long-term assets                        --           (265)
                                                      --------       --------
Net cash used in investing activities                   (5,460)       (46,381)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable                                --        (10,659)
  Borrowings under revolving credit agreement           91,560        124,539
  Repayments under revolving credit agreement         (117,680)      (124,140)
  Issuance of debt                                          --         50,000
  Redemption of Class B preferred stock                 (1,000)        (1,000)
  Financing costs                                         (191)          (787)
  Capital lease payments                                   (62)           (41)
  Issuance of Common Stock                              38,711             --
  Other                                                     39             11
                                                      --------       --------
Net cash provided by financing activities               11,377         37,923
                                                      --------       --------

NET INCREASE (DECREASE) IN CASH                         (1,374)          (917)
CASH, beginning of period                                6,004          5,173
                                                      --------       --------
CASH, end of period                                   $  4,630       $  4,256
                                                      ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                          $  6,019       $  2,799
    Income taxes                                      $     --       $    145


                              This is Page 6 of 17 Pages

                                 BMC WEST CORPORATION
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  WORKING CAPITAL CHANGES

Changes in working capital items, net of acquisitions, for the six months ended June 30, 1996 and 1995 are as follows (in thousands):

                                                         1996           1995
                                                       -------       --------

(Increase)in accounts receivable                      ($17,495)       ($7,413)
(Increase)decrease in inventories                       (6,881)         3,212
Increase in prepaid expenses                              (654)          (197)
Increase in accounts payable and accrued
  expenses                                               9,142          4,009
Increase (decrease) in interest payable                    (52)         1,818
                                                       -------       --------
                                                       $15,940         $1,429
                                                       =======       ========


2.  LONG-TERM DEBT

Long-term debt consisted of the following at (in thousands):

                                                        June 30,    December 31,
                                                          1996         1995
                                                        -------     -----------
Revolving credit agreement borrowings                  $     0        $26,120
9.18% unsecured senior notes                            50,000         50,000
8.10% unsecured senior notes                            25,000         25,000
10% unsecured senior subordinated notes                 20,000         20,000
Capital lease obligations                                   67            129
                                                       -------        -------
                                                        95,067        121,249
    Less current portion                               (20,067)          (129)
                                                       -------        -------
                                                       $75,000       $121,120
                                                       =======        =======

3.  ACQUISITIONS

In the first quarter of 1996, the Company purchased substantially all of the assets of two window distribution facilities in Texas. The total purchase price of these facilities was $1,810,000. In the second quarter of 1996, the Company purchased a truss plant in Utah. The total purchase price for this facility was $1,477,000.


                              This is Page 7 of 17 Pages

4.  PUBLIC STOCK OFFERING

In the second quarter of 1996, the Company sold 2,300,000 shares of its previously unissued common stock. The price of the stock to the public was $18.00 per share. The proceeds from these offerings, less underwriting and other issuance costs, were used principally to reduce debt.

5.  EXTRAORDINARY ITEM

In the second quarter, the Company obligated itself to redeem the 10% unsecured senior subordinated notes early in the third quarter of 1996. In connection with this planned redemption, the Company wrote off the related deferred loan costs. These write-offs are included in the 1996 statement of income as an extraordinary item of $342,000, net of tax benefits.


                              This is Page 8 of 17 Pages

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

                          For The Three Months Ended    For The Six Month Ended
                          --------------------------    -----------------------
                           June 30,      June 30,       June 30,       June 30,
                            1996          1995            1996           1995
                          --------      --------        --------       --------
Net sales                 100.0%         100.0%         100.0%         100.0%
Gross profit               21.9           22.4           22.1           22.5
Selling, general and
 administrative expense    17.1           18.4           18.4           19.3
Other income (expense)       .1             .2             .3             .3
Income from operations      4.9            4.2            4.0            3.4
Interest expense            1.6            1.8            1.8            1.7
Income taxes                1.3            1.0             .9             .7
Net Income                  1.8            1.5            1.3            1.0



SECOND QUARTER OF 1996 COMPARED TO THE SECOND QUARTER OF 1995

Net sales for the three months ended June 30, 1996 were $193.0 million up 16% from the second quarter of 1995 when sales were $166.2 million. The growth in net sales resulted from an increase from the second quarter of 1995 in sales at facilities that operated for at least two months in both the second quarter of 1995 and the second quarter of 1996 ("Same-Store Sales"). Sales in the 1996 period were positively affected by higher commodity wood product prices. The price increase contributed to an overall price inflator of 5%, the effect of which increased sales by approximately $8.4 million. Excluding price inflation, same-store sales increased 11%.

Gross profit as a percentage of sales declined slightly to 21.9% in the second quarter of 1996 from 22.4% in the second quarter of 1995, primarily as a result of a higher percentage of sales to professional contractors (which generally carry lower margins) in the 1996 period compared to 1995.


                              This is Page 9 of 17 Pages

Selling, general and administrative (SG&A) expense, was $33.1 million in the second quarter of 1996 as compared to $30.6 million in 1995, but decreased as a percentage of net sales from 18.4% in 1995 to 17.1% in 1996. The Company believes this reduction was due to improvements in costs associated with integrating the 14 building materials centers acquired in 1994 and 1995.

Interest expense of $3.0 million in the second quarter of 1996 was flat compared to the same period of 1995.

Income taxes were provided at estimated annual effective tax rates of 39.5% and 38.9% for the periods ended June 30, 1996 and June 30, 1995, respectively. This increase in the effective tax rate from 1995 was primarily due to book/tax differences in accounting for goodwill in connection with acquisitions in 1994 and 1995.

As a result of the foregoing factors, net income before extraordinary item increased by $1,405,000, or 57% to $3,872,000, or 2.0% of net sales in the second quarter of 1996, as compared to $2,467,000, or 1.5% of net sales, in the second quarter of 1995.

In the second quarter, the Company obligated itself to redeem, with the net proceeds of the recent equity offering, the 10% unsecured senior subordinated notes early in the third quarter of 1996. In connection with this planned redemption, the Company wrote off the related deferred loan cost. These write-offs were recorded as an extraordinary charge of $342,000 in the second quarter. This charge reduced net income to $3,530,000 or 1.8% of sales.


FIRST SIX MONTHS OF 1996 COMPARED WITH THE FIRST SIX MONTHS OF 1995

Net sales for the six months ended June 30, 1996 were $340.6 million up 19% from the first half of 1995 when sales were $286.7 million. The growth in net sales resulted from an increse of 10% in same-store sales, over the first six months of 1995 and from the acquisition of new building materials centers.


                             This is Page 10 of 17 Pages

Sales in the 1996 period were positively affected by higher commodity wood product prices. The price increase contributed to an overall price inflator of 1% the effect of which increased sales by approximatley $3.5 million. Excluding price inflation, same-store sales increased 9%.


Gross profit as a percentage of sales declined slightly to 22.1% in the first half of 1996 from 22.5% in the first six months of 1995, primarily as a result of a higher percentage of sales to professional contractors (which generally carry lower margins) in the 1996 period compared to 1995.

Selling, general and administrative (SG&A) expense, was $62.7 million in the first six months of 1996 as compared to $55.4 million in 1995, but decreased as a percentage of net sales from 19.3% in 1995 to 18.4% in 1996. The Company believes this reduction was due to improvements in costs associated with integrating the 14 building materials centers acquired in 1994 and 1995.

Interest expense increased to $6.0 million in the first six months of 1996 from $5.0 million in the same period of 1995, primarily due to additional borrowings to finance working capital growth and acquisitions.

Other income increased to $981,000 from $721,000 in the 1995 period. This increase in 1996 was the result of a gain of $395,000 on the sale of real property in 1996 made available by the consolidation of operations in the Puget Sound market.

Income taxes were provided at estimated annual effective tax rates of 39.5% and 39.0% for the six month period ended June 30, 1996 and June 30, 1995, respectively. This increase in the effective tax rate from 1995 was primarily due to book/tax differences in accounting for goodwill in connection with acquisitions in 1994 and 1995.

As a result of the foregoing factors, net income before an extraordinary item, increased by $1,651,000, or 55.6% to $4,622,000, or 1.4% of net sales in the first half of 1996, as compared to $2,971,000, or 1.0% of net sales, in the first six months of 1995.


                             This is Page 11 of 17 Pages

In the second quarter, the Company obligated itself to redeem, with the net proceeds of the recent equity offering, the 10% unsecured senior subordinated notes early in the third quarter of 1996. In connection with this planned redemption, the Company wrote off the related deferred loan cost. These write-offs were recorded as an extraordinary charge of $342,000 in the second quarter. This charge reduced net income for the six months ended June 30, 1996 to $4,280,000 or 1.3% of sales.


LIQUIDITY AND CAPITAL RESOURCES

In the second quarter of 1996, the Company sold 2,300,000 shares of previously unissued common stock. The net proceeds of this offering of $38.5 million, less underwriting and estimated other issuance costs, were temporarily used to reduce the revolving credit agreement balance to zero. A portion of the revolving credit agreement balance will be used to retire the $20 million of 10% unsecured senior subordinated notes which will be retired early in the third quarter of 1996.

At June 30, 1996 the Company had $75 million of long-term debt outstanding, consisting of $75.0 million of term borrowings under fixed rate notes. In addition, the Company had $20.0 million of short term debt outstanding. This primarily represents the 10% unsecured senior subordinated notes.

In the second quarter of 1996, the Company used $7.3 million of cash in operating activities. Working capital decreased from $100.2 million at December 31, 1995 to $96.1 million at June 30, 1996, due primarily to the seasonality in the Company's accounts receivable and inventories.

Based on its ability to generate cash from operations and the available borrowing capacity at June 30, 1996 of $70.0 million under the revolving credit agreement (availability of which is subject to the satisfaction of certain customary borrowing conditions), the Company believes it will have sufficient funds to meet its currently anticipated requirements.


                             This is Page 12 of 17 Pages

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual shareholder meeting on April 30, 1996. A Total of 9,488,383 shares of common stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 7,866,684 shares were represented at a meeting and 1,621,699 shares were not voted.

         Shareholders cast votes for the election of the following directors, whose term expire in 1997:

                                       For           Withheld
                                       ---           --------
         George E. McCown          7,852,569         14,113
         Donald S. Hendrickson     7,852,232         14,449
         Alec F. Beck              7,843,701         22,981
         H. James Brown            7,852,435         14,247
         Wilber J. Fix             7,852,407         14,275
         Robert V. Hansberger      7,851,692         14,990
         Guy O. Mabry              7,852,442         14,240
         Robert E. Mellor          7,852,442         14,240
         Peter S. O'Neill          7,852,469         14,213

         The shareholders also ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the year 1996 with votes cast 7,836,796 for, 8,393 against, 21,492 abstained.


                             This is Page 13 of 17 Pages

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 11 - Statement regarding computation of per share earnings.
         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         None.


                             This is Page 14 of 17 Pages

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BMC WEST CORPORATION


Date:  August __, 1996            /s/ Donald S. Hendrickson
                                  ------------------------------------------
                                  Donald S. Hendrickson
                                  President, Chief Executive Officer
                                  and Director (Principal Executive Officer)


Date:  August __, 1996            /s/ Ellis C. Goebel
                                  ------------------------------------------
                                  Ellis C. Goebel
                                  Vice President and Treasurer
                                  (Principal Financial Officer)


                             This is Page 15 of 17 Pages

                                  INDEX TO EXHIBITS

                                 BMC WEST CORPORATION

                            Quarterly Report on Form 10-Q
                         For the Quarter Ended June 30, 1996


                                                                     Page
Exhibit       Description                                           Number
- -------       -----------                                           ------

11            Computation of Earnings Per Share                       14

27            Financial Data Schedule


                             This is Page 16 of 17 Pages

                                      EXHIBIT 11
                                 BMC WEST CORPORATION
                          Computation of Earnings Per Share



COMPUTATION OF PRIMARY EARNINGS PER SHARE
                                                           Three Months Ended            Six Months Ended
                                                       ------------------------      -------------------------
                                                        June 30,       June 30,       June 30,       June 30
                                                         1996           1995           1996           1995
                                                      ----------     ----------     ----------     ----------
Net income                                            $3,530,000     $2,467,000     $4,280,000     $2,971,000
Class B preferred stock
  accretion                                               (8,500)        (8,500)       (17,000)       (17,000)
                                                      ----------     ----------     ----------     ----------
Adjusted net income                                   $3,521,500     $2,458,500     $4,263,000     $2,954,000
                                                      ==========     ==========     ==========     ==========

Weighted average shares
  outstanding                                          9,914,685      9,496,056      9,700,702      9,494,972

Net effect of dilutive
  stock options based on
  the treasury stock
  method using average
  market price                                           276,859        261,367        260,282        255,682
                                                      ----------     ----------     ----------     ----------
Total common shares and
  equivalents                                         10,191,544      9,757,423      9,960,984      9,750,654
                                                      ==========     ==========     ==========     ==========

PRIMARY INCOME PER SHARE                              $      .35     $      .25     $      .43     $      .30
                                                      ==========     ==========     ==========     ==========



COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

Adjusted net income                                   $3,521,500     $2,458,500     $4,263,000     $2,954,000
                                                      ==========     ==========     ==========     ==========
Weighted average shares
outstanding                                            9,914,685      9,496,056      9,700,702      9,494,972

Net effect of dilutive
 stock options based on
 the treasury stock method
 using the higher of
 quarter-end market price
 or average market price                                 276,859        262,362        270,522        259,906
                                                      ----------     ----------     ----------     ----------
Total shares and
 equivalents                                          10,191,544      9,758,418      9,971,224      9,754,878
                                                      ==========     ==========     ==========     ==========

FULLY DILUTED EARNINGS PER
 SHARE                                                 $     .35      $     .25      $     .43      $     .30
                                                      ==========     ==========     ==========     ==========



                                  This is Page 17 of 17 Pages