Form 10-Q/A
period 1996-06-30
BMC WEST CORP
filed 1996-08-20
CIK 875706

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A
                                    Amendment No.1

X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
- --  of 1934

For the quarterly period ended   June 30, 1996    or
                               ------------------
    Transition report pursuant to Section 13 or 15(d) of the Securities
- --  Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------
Commission file number 0-19335



                                 BMC WEST CORPORATION



Delaware                                              94-3050454
(State of other jurisdiction of incorporation or      (IRS Employer
organization)                                         Identification No.)




                                BMC West Corporation
                        1475 Tyrell Lane, Boise, Idaho  83706
                              Telephone:  (208) 331-4410



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X   No
    -----    -----

              Class                                   Shares Outstanding as
                                                      of August 8, 1996:

              Common stock $.001 par value            11,802,626
                                                      ----------

                             Index to exhibits at page
                                                       --

                                 BMC WEST CORPORATION
                               CONDENSED BALANCE SHEETS
                                     (UNAUDITED)
                                (Dollars in Thousands)


                                                         June 30,   December 31,
                                                           1996        1995
                                                         ----------  -----------

CURRENT ASSETS
   Cash                                                   $ 4,630     $  6,004
   Receivables, net                                        85,048       65,820
   Inventories                                             74,118       66,506
   Deferred income tax benefit                              1,668        1,668
   Prepaid expenses                                         1,935        1,275
                                                         ----------   ----------

  Total current assets                                    167,399      141,273

PROPERTY AND EQUIPMENT, net                                95,349       96,403
DEFERRED LOAN COSTS                                         1,716        2,440
GOODWILL, net                                              18,969       18,421
OTHER                                                       6,683        6,433
                                                         ----------   ----------

  Total assets                                           $290,116     $264,970
                                                         ----------   ----------
                                                         ----------   ----------

CURRENT LIABILITIES
   Current portion of long-term debt                      $20,267     $    129
   Current redemption requirement on Class B
     preferred stock                                        1,000        1,000
   Accounts payable                                        38,450       29,383
   Accrued expenses                                        10,591       10,565
                                                         ----------   ----------

  Total current liabilities                                70,308       41,077


LONG-TERM DEBT, net of current portion                     75,000      121,120
DEFERRED INCOME TAXES                                       3,161        3,161
OTHER LONG-TERM LIABILITIES                                 1,869        1,725
CLASS B PREFERRED STOCK                                       976        1,960


STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 20,000,000
     shares authorized, 11,797,491 and
     9,483,229 shares outstanding at June 30,
     1996 and December 31, 1995, respectively
                                                               12            9
   Additional paid-in-capital                              97,795       59,188
   Retained earnings                                       40,995       36,730
                                                         ----------   ----------

TOTAL STOCKHOLDERS' EQUITY                                138,802       95,927
                                                         ----------   ----------

  Total liabilities, redeemable preferred stock
    and stockholders' equity                             $290,116     $264,970
                                                         ----------   ----------

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

In the second quarter of 1996, the Company used $7.3 million of cash in operating activities. Working capital decreased from $100.2 million at December 31, 1995 to $97.1 million at June 30, 1996, due primarily to the seasonality in the Company's accounts receivable and inventories.

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

                                       BMC WEST CORPORATION


Date:  August __, 1996                 /s/ Donald S. Hendrickson
                                       ----------------------------------------
                                       Donald S. Hendrickson
                                       President, Chief Executive Officer
                                       and Director (Principal Executive
                                       Officer)



Date:  August __, 1996                 /s/ Ellis C. Goebel
                                       ----------------------------------------
                                       Ellis C. Goebel
                                       Vice President and Treasurer
                                       (Principal Financial Officer)