Form 10-Q
period 1996-09-30
BMC WEST CORP
filed 1996-11-14
CIK 875706

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   SEPTEMBER 30, 1996    or

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

Yes __X__ No _____


    CLASS                                        Shares Outstanding as
                                                 of November 1, 1996:

    Common stock $.001 par value                 11,820,220
                                                 ----------


                             Index to exhibits at page __

                                 BMC WEST CORPORATION

                                        INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------

PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Statements of Income for the three months ended September 30,
     1996 and 1995 and the nine months ended September 30, 1996
     and 1995                                                            4


     Balance Sheets as of September 30, 1996 and December 31, 1995       5

     Statements of Cash Flows for the nine months ended September 30,
     1996 and 1995                                                       6

     Notes to the Financial Statements                                   7

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 9

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                         13

     Item 4 - Submission of Matters to a Vote of Security Holders       13

     Item 5 - Other Information                                         14

     Item 6 - Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                              15

INDEX TO EXHIBITS                                                       16

EXHIBITS                                                                17

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

                                 BMC WEST CORPORATION
                           CONDENSED STATEMENTS OF INCOME
                                     (UNAUDITED)
                     (Dollars in Thousands Except per Share Data)

                             Three Months Ended        Nine Months Ended
                           Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                             1996         1995         1996         1995
                           ---------    ---------    ---------    ---------

Net sales                  $ 206,455    $ 178,502    $ 547,076    $ 465,188

Cost of sales                162,094      139,198      427,381      361,423
                           ---------    ---------    ---------    ---------
Gross profit                  44,361       39,304      119,695      103,765


Selling, general
  and administrative
  expense                     34,780       31,237       97,493       86,591

Other income, net                289          424        1,270        1,145
                           ---------    ---------    ---------    ---------
Income from
  operations                   9,870        8,491       23,472       18,319

Interest expense               2,330        2,932        8,297        7,893
                           ---------    ---------    ---------    ---------
Income before income taxes     7,540        5,559       15,175       10,426

Income taxes                   2,980        2,163        5,993        4,059
                           ---------    ---------    ---------    ---------
Net income, before
  extraordinary item          $4,560       $3,396       $9,182       $6,367

Extraordinary item, net
  of tax                        --           --           (342)        --

Net income                    $4,560       $3,396       $8,840       $6,367
                           ---------    ---------    ---------    ---------
                           ---------    ---------    ---------    ---------

Net income per common and
  common equivalent share
  before extraordinary
  item                      $    .38     $    .35     $    .86      $   .65

Extraordinary item, net
 of tax                        --            --          (0.03)        --
                           ---------    ---------    ---------    ---------

Net income per common and
  common equivalent share   $    .38     $    .35     $    .83      $   .65
                           ---------    ---------    ---------    ---------
                           ---------    ---------    ---------    ---------
Weighted average number of
  common and common
  equivalent shares       12,044,134    9,759,659   10,649,697    9,752,627
                          ----------    ---------   ----------    ---------
                          ----------    ---------   ----------    ---------

                                 BMC WEST CORPORATION
                               CONDENSED BALANCE SHEETS
                                     (UNAUDITED)
                                (Dollars in Thousands)

                                                 September 30,   December 31,
                                                     1996            1995
                                                 -------------   ------------
CURRENT ASSETS
   Cash                                             $  8,479       $  6,004
   Receivables, net                                   87,166         65,820
   Inventories                                        73,792         66,506
   Deferred income tax benefit                         1,668          1,668
   Prepaid expenses                                    1,295          1,275
                                                 -------------   ------------
  Total current assets                               172,400        141,273

PROPERTY AND EQUIPMENT, net                          101,073         96,403
DEFERRED LOAN COSTS                                    1,577          2,440
GOODWILL, net                                         19,181         18,421
OTHER                                                  6,560          6,433
                                                 -------------   ------------
  Total assets                                      $300,791       $264,970
                                                 -------------   ------------
                                                 -------------   ------------

CURRENT LIABILITIES
   Current portion of long-term debt                $     38       $    129
   Current redemption requirement on Class B
     preferred stock                                   1,000          1,000
   Accounts payable                                   40,597         29,383
   Accrued expenses                                   14,437         10,565
                                                 -------------   ------------
  Total current liabilities                           56,072         41,077

LONG-TERM DEBT, net of current portion                95,375        121,120
DEFERRED INCOME TAXES                                  3,161          3,161
OTHER LONG-TERM LIABILITIES                            2,124          1,725

CLASS B REDEEMABLE PREFERRED STOCK                       985          1,960

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 20,000,000
     shares authorized, 11,797,491 and
     9,483,229 shares outstanding at
     September 30, 1996 and December 31,
     1995, respectively                                   12              9
   Additional paid-in-capital                         97,516         59,188
   Retained earnings                                  45,546         36,730
                                                 -------------   ------------
TOTAL STOCKHOLDERS' EQUITY                           143,074         95,927
                                                 -------------   ------------
   Total liabilities, redeemable preferred stock
     and stockholders' equity                       $300,791       $264,970
                                                 -------------   ------------
                                                 -------------   ------------

                                 BMC WEST CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in Thousands)

                                                      Nine Months Ended
                                                    ----------------------
                                                    Sept. 30,    Sept. 30,
                                                      1996         1995
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $8,840       $6,367
   Adjustments to reconcile net loss to cash used
     in operating activities:
      Depreciation and amortization                    7,720        6,739
      (Gain) on sale of assets                          (366)         (20)
      Extraordinary item, net of tax                     342           --
      Stock options compensation                          --          179
   Changes in working capital items net of
     effects of acquisitions                         (11,097)       9,850
   Other                                                (699)      (1,190)
                                                    ---------    ---------
Net cash provided by operating
  activities                                           4,740       21,925
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                (11,700)     (14,266)
   Payment for acquisitions                           (3,347)     (36,363)
   Sale of property and equipment                      1,774          312
                                                    ---------    ---------
Net cash used in investing activities                (13,273)     (50,317)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of 10% unsecured notes                  (20,000)          --
   Repayment of Note Payable                            (200)     (10,659)
   Borrowings under revolving credit agreement       173,350      169,650
   Repayments under revolving credit agreement      (180,780)    (177,860)
   Redemption of Class B Preferred Stock              (1,000)      (1,000)
   Issuance of debt                                    1,685       50,000
   Issuance of Common Stock, net of expenses          38,486           --
   Financing costs                                      (190)        (793)
   Capital lease payments                                (91)         (63)
   Other                                                (252)          --
                                                    ---------    ---------
Net cash provided by financial activities             11,008       29,275
                                                    ---------    ---------

NET INCREASE IN CASH                                   2,475          883
CASH, beginning of period                              6,004        5,173
                                                    ---------    ---------
CASH, end of period                                   $8,479       $6,056
                                                    ---------    ---------
                                                    ---------    ---------
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                $6,610       $4,098
Cash paid for income taxes                            $4,850       $1,402

                               BMC WEST CORPORATION
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  WORKING CAPITAL CHANGES

Changes in working capital items, net of acquisitions, for the nine months ended September 30, 1996 and 1995 are as follows (in thousands):

                                                       1996         1995
                                                     ---------    ---------

 Increase in accounts receivable                     ($19,613)    ($10,419)
(Increase)decrease in inventories                      (6,555)       8,559
(Increase)decrease in prepaid expenses                    (13)         462
 Increase in accounts payable and accrued expenses     13,397        7,975
 Increase in interest payable                           1,687        3,273
                                                     ---------    ---------
                                                     ($11,097)      $9,850
                                                     ---------    ---------
                                                     ---------    ---------

2.  LONG-TERM DEBT

Long-term debt consisted of the following at(in thousands):

                                                 September 30,   December 31,
                                                     1996            1995
                                                 -------------   ------------
Revolving credit agreement borrowings               $18,690        $ 26,120
9.18% unsecured senior notes                         50,000          50,000
8.10% unsecured senior notes                         25,000          25,000
10% unsecured senior subordinated notes                  --          20,000
Capital lease obligations                                38             129
8.25% unsecured note                                  1,685              --
                                                    -------        --------
                                                     95,413         121,249
    Less current portion                                (38)           (129)
                                                    -------        --------
                                                    $95,375        $121,120
                                                    -------        --------
                                                    -------        --------

3.  ACQUISITIONS

In the first quarter of 1996, the Company purchased substantially all of the assets of two window distribution facilities in Texas. In the second quarter of 1996, the Company purchased a truss plant in Utah. The total purchase price for these facilities was $3,347,000. On October 1, 1996, the Company purchased a center located in Utah which sells pre-hung doors and other building materials.



4.  PUBLIC STOCK OFFERING

In the second quarter of 1996, the Company sold 2,300,000 shares of its previously unissued common stock. The price of the stock to the public was $18.00 per share. The proceeds from these offerings, less underwriting and other issuance costs, were used principally to reduce debt.

5.  EXTRAORDINARY ITEM

A portion of the proceeds of the public stock offering discussed above were used to redeem the 10% unsecured senior subordinated notes. In connection with this planned redemption, the Company wrote off the related deferred loan costs. These write-offs are included in the 1996 statement of income as an extraordinary item of $342,000, net of tax benefits.

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

                             For The Three Months Ended     For The Nine Month Ended
                            ----------------------------  ----------------------------
                            September 30,  September 30,  September 30,  September 30,
                                1996           1995           1996           1995
                            -------------  -------------  -------------  -------------
Net sales                      100.0%         100.0%         100.0%         100.0%
Gross profit                    21.5           22.0           21.9           22.3
Selling, general and
 administrative expense         16.8           17.5           17.8           18.6
Other income (expense)            .1             .2             .2             .2
Income from operations           4.8            4.8            4.3            3.9
Interest expense                 1.1            1.6            1.5            1.7
Income taxes                     1.4            1.2            1.1             .9
Net Income                       2.2            1.9            1.6            1.4


THIRD QUARTER OF 1996 COMPARED TO THE THIRD QUARTER OF 1995
-----------------------------------------------------------

Net sales for the three months ended September 30, 1996 were $206.5 million up 16% from the third quarter of 1995 when sales were $178.5 million. The growth in net sales resulted from an increase from the third quarter of 1995 in sales at facilities that operated for at least two months in both the third quarter of 1995 and the third quarter of 1996 ("Same-Store Sales"). Sales in the 1996 period were positively affected by higher commodity wood product prices. The price increase contributed to an overall price inflator of 6%, the effect of which increased sales by approximately $10.7 million. Excluding price inflation, same-store sales increased 10%.

Gross profit as a percentage of sales declined slightly to 21.5% in the third quarter of 1996 from 22.0% in the third quarter of 1995. The decrease was a result of a competitive environment, along with our efforts to substantially increase market share in certain markets. Also, margins decreased as a result of a higher percentage of sales to professional contractors (which generally carry lower margins) in the 1996 period compared to 1995.

Selling, general and administrative (SG&A) expense, was $34.8 million in the third quarter of 1996 as compared to $31.2 million in 1995, but decreased as a percentage of net sales from 17.5% in 1995 to 16.8% in 1996. This reduction was somewhat due to improvements in costs associated with integrating the 14 building materials centers acquired in 1994 and 1995.

Interest expense of $2.3 million in the third quarter of 1996 decreased from $2.9 million in the same period of 1995. This decrease was due to a reduction in the Company's outstanding debt in the third quarter of 1996 with the proceeds of an equity offering.

Income taxes were provided at estimated annual effective tax rates of 39.5% and 38.9% for the periods ended September 30, 1996 and September 30, 1995, respectively. This increase in the effective tax rate from 1995 was primarily due to book/tax differences in accounting for goodwill in connection with acquisitions in 1994 and 1995.

As a result of the foregoing factors, net income increased by $1.2 million, or 34% to $4.6 million or 2.2% of net sales in the third quarter of 1996, as compared to $3.4 million or 1.9% of net sales, in the third quarter of 1995.

FIRST NINE MONTHS OF 1996 COMPARED WITH THE FIRST NINE MONTHS OF 1995
---------------------------------------------------------------------

Net sales for the nine months ended September 30, 1996 were $547.1 million up 18% from the first nine months of 1995 when sales were $465.2 million. The growth in net sales resulted from an increase of 12% in Same-Store Sales, over the first nine months of 1995 and from the acquisition of new building materials centers. Sales in the 1996 period were positively affected by higher commodity wood product prices. The price increase contributed to an overall price inflator of 3% the effect of which increased sales by approximately $13.7 million.

Gross profit as a percentage of sales declined slightly to 21.9% in the first nine months of 1996 from 22.3% in the first nine months of 1995. The decrease was a result of a competitive environment, along with our efforts to substantially increase market share in certain markets. Also, margins decreased as a result of a higher percentage of sales to professional contractors (which generally carry lower margins) in the 1996 period compared to 1995.

Selling, general and administrative (SG&A) expense, was $97.5 million in the first nine months of 1996 as compared to $86.6 million in 1995, but decreased as a percentage of net sales from 18.6% in 1995 to 17.8% in 1996. This reduction was somewhat due to improvements in costs associated with integrating the 14 building materials centers acquired in 1994 and 1995.

Interest expense increased to $8.3 million in the first nine months of 1996 from $7.9 million in the same period of 1995, primarily due to additional borrowings to finance working capital growth and acquisitions.

Other income increased to $1.3 from $1.2 in the 1995 period. This increase in 1996 was the result of a gain of $395,000 on the sale of real property in 1996 made available by the consolidation of operations in the Puget Sound market.

Income taxes were provided at estimated annual effective tax rates of 39.5% and 38.9% for the nine month period ended September 30, 1996 and September 30, 1995, respectively. This increase in the effective tax rate from 1995 was primarily due to book/tax differences in accounting for goodwill in connection with acquisitions in 1994 and 1995.

As a result of the foregoing factors, net income before an extraordinary item, increased by $2.8 million, or 44% to $9.2 million, or 1.7% of net sales in the first nine months of 1996, as compared to $6.4 million, or 1.4% of net sales, in the first nine months of 1995.

The Company redeemed the 10% unsecured senior subordinated notes with the net proceeds of the recent equity offering. In connection with this redemption, the Company wrote off the related deferred loan cost. These write-offs were recorded as an extraordinary charge of $342,000, after tax. This charge reduced net income for the nine months ended September 30, 1996 to $8.9 million or 1.6% of sales.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In the second quarter of 1996, the Company sold 2,300,000 shares of previously unissued common stock. The price to the public was $18.00 per share. The proceeds of this offering, less underwriting and estimated other issuance costs, was approximately $38.5 million. The proceeds were temporarily used to reduce the revolving credit agreement balance in the third quarter of 1996. The Company also retired the $20 million of 10% unsecured senior subordinated notes.

At September 30, 1996 the Company had $95.4 million of long-term debt outstanding, consisting of $75.0 million of term borrowings under fixed rate notes, $18.7 million of variable rate borrowings under the revolving credit agreement and $1.7 million of fixed rate borrowings under a note.

For the nine months ended September 30 1996, the Company provided $4.7 million of cash from operating activities. Working capital increased from $100.2 million at December 31, 1995 to $116.3 million at September 30, 1996, due primarily to the seasonality in the Company's accounts receivable and inventories.

Based on its ability to generate cash from operations and the available borrowing capacity at September 30, 1996 of $51.3 million under the revolving credit agreement (availability of which is subject to the satisfaction of certain customary borrowing conditions), the Company believes it will have sufficient funds to meet its current anticipated requirements.

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

         None

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



                                      BMC WEST CORPORATION


Date:  November __, 1996              /s/ Donald S. Hendrickson
                                      --------------------------------------
                                      Donald S. Hendrickson
                                      President, Chief Executive Officer
                                      and Director (Principal Executive Officer)


Date:  November __, 1996              /s/ Ellis C. Goebel
                                      --------------------------------------
                                      Ellis C. Goebel
                                      Vice President and Treasurer
                                      (Principal Financial Officer)

                                INDEX TO EXHIBITS

                               BMC WEST CORPORATION

                          Quarterly Report on Form 10-Q
                     For the Quarter Ended September 30, 1996




                                                                     PAGE
EXHIBIT    DESCRIPTION                                              NUMBER
-------    -----------                                              ------
11         Computation of Earnings Per Share                          17

27         Financial Data Schedule