Form 10-K405
period 1996-12-31
BMC WEST CORP
filed 1997-03-31
CIK 875706

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(X) Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year period ended December 31, 1996 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition period from ________ to _______

Commission file number 0-19335.

                             BMC WEST CORPORATION

Incorporated in the State of Delaware        I.R.S. Employer Number 94-3050454

                             BMC WEST CORPORATION
                    1475 Tyrell Lane,  Boise, Idaho  83706
                          Telephone:  (208) 331-4410

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                         -----------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
                                  -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 17, 1997 was $115,888,388.*

  * Excludes 2,557,917 shares of Common Stock held by directors, officers, and holders of more than 5% of the Company's shares outstanding at March 17, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                                   Shares Outstanding
               Class                              as of March 17, 1997
               -----                              --------------------
               Common Stock
               $.001 par value                         11,821,413

                      DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.   The registrant's annual report for the fiscal year ended
     December 31, 1996, portions of which are incorporated by reference into Parts II and IV of this Form 10-K, and

2. The registrant's definitive proxy statement dated March 28, 1997, for use in connection with the annual meeting of shareholders to be held on May 13, 1997, portions of which are incorporated by reference into Part III of this Form 10-K.

                            BMC WEST CORPORATION
                              TABLE OF CONTENTS

                                    PART I

Item                                                                  Page
----                                                                  ----

1.   Business                                                            1

2.   Properties                                                         13

3.   Legal Proceedings                                                  17

4.   Submission of Matters to a Vote of Security Holders                17

                                    PART II

5.   Market for Registrant's Common Stock and Related
     Stockholder Matters                                                18

6.   Selected Financial Data                                            19

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                20

8.   Financial Statements and Supplementary Data                        20

9.   Changes in and Disagreements With Accountants
     on Accounting and Financial Disclosure                             20

                                   PART III

10.  Directors and Executive Officers of the Registrant                 21

11.  Executive Compensation                                             21

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         21

13.  Certain Relationships and Related Transactions                     21

                                   PART IV

14.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K                                                28

                                   PART I.

ITEM 1.   BUSINESS

BMC West Corporation ("BMC West" or the "Company") is a leading regional distributor and retailer of building materials in the Western United States, selling primarily to professional contractors, as well as to project-oriented consumers. In addition to distributing products from manufacturers, the Company conducts value-added conversion activities which include pre-hanging doors, fabricating roof trusses, pre-assembling windows and pre-cutting lumber to meet customer specifications. The Company operates 53 building materials centers located in Arizona, California, Colorado, Idaho, Montana, Nevada, Oregon, Texas, Utah, and Washington. Value-added activities are conducted at 41 separate facilities, most of which are located at building materials sites.

BMC West targets primarily the professional contractor market, which is a strategy distinct from that pursued by the high-volume, consumer-oriented home center retailers now found throughout the United States. The Company's professional contractor market consists of persons engaged principally in the construction of single-family homes and, to a lesser extent, multi-family units and light commercial and industrial construction. Professional contractors generally are large-volume, repeat customers requiring certainty of product availability and delivery and a number of specialized services typically not offered by home center retailers. The Company also targets the repair and remodel market which consists generally of project-oriented consumers and contractors hired by them, who engage primarily in substantial projects such as room additions, kitchen or bathroom remodeling and fence or deck installations.

BMC West develops long-term relationships with its customers by providing them with a broad range of high-quality products and services. Each of the Company's building materials centers tailors its product and service mix to meet the demands of the local market. The Company's products, which include lumber, panel products, roofing materials, pre-hung doors, roof trusses, pre-assembled windows, cabinets, hardware, paint and tools, are used primarily for new residential construction, light commercial construction and repair and remodeling projects. These products are sold by experienced professionals consisting of both field sales personnel and facility based sales and support personnel. The Company offers its customers various services, including assistance with project designs and materials specifications, coordination of delivery of orders to job sites, provision of credit to pre-approved contractors and referral of retail customers to pre-qualified contractors. Complete home packages (delivered to the sites of the Company's builder customers according to their construction schedules) account for a significant amount of BMC West's total sales. In each of the last three years, professional contractors accounted for approximately 75% to 77% of net sales, and project-oriented consumers accounted for approximately 22% to 24% of net sales.

On February 10, 1997, the Company announced that its existing operations will become a subsidiary of a newly formed holding company The Company believes that by creating the holding company it can centralize its responsibilities of managing regional locations and day-to-day operations and assign the holding company the responsibilities of financial and strategic management.

INDUSTRY OVERVIEW

The building materials distribution industry is characterized by its substantial size, highly fragmented ownership structure and dependence on the cyclical and seasonal construction industry.

Building materials distributors generally concentrate on serving either service-oriented professional contractors or price-oriented retail consumers. Contractor-oriented building materials distributors, such as BMC West, tend to focus on contractors and project-oriented consumers and compete principally on the basis of service, product quality and availability, on-time delivery, credit availability and reliability, as well as price.
Home center retailers, on the other hand, target the mass consumer market, in which competition is based principally on price, merchandising, location and cooperative advertising. Typically, contractor-oriented distributors offer a greater range of services and a wider variety of high quality building products than home center retailers.

The contractor-oriented building materials distribution industry is characterized by a large number of privately owned, small, regional distribution companies and single-site enterprises. These businesses are typically family run, relationship-based operations which focus on offering service, delivery and reliability to their customers. As a result of their size, many of these businesses do not possess sophisticated working capital management and control systems and generally lack the purchasing expertise of a large entity, such as BMC West. Because of these factors, the Company believes that these businesses include a number of attractive acquisition candidates.

The building materials distribution industry is closely linked to the economic cycles and seasonality associated with the construction industry. The Company monitors the issuance of new housing permits as an important indicator of its potential future sales volume. Construction expenditures are largely a function of new residential, commercial and industrial building demand and repair and remodeling projects undertaken. Residential construction is closely linked to new job formation, household formation, interest rates, housing affordability, availability of mortgage financing, regional demographics and consumer confidence. Commercial construction is significantly affected by vacancy and absorption rates, interest rates, long-term regional economic outlooks and the availability of financing. Industrial construction expenditures are linked to the industrial economic outlook, corporate profitability, interest rates and capacity utilization.
In difficult economic environments, repair and remodeling expenditures generally represent a greater percentage of housing construction expenditures as new housing starts decline. BMC West centers target participants in all of these sectors, although economic conditions frequently dictate which sector they may emphasize at a given time. A key attribute of the contractor-oriented building materials distribution industry is that professional contractors typically use the same building materials supplier for all of their projects. In order to generate and maintain this loyalty, suppliers generally focus on providing the professional contractor with service, quality, on-time delivery and value-added services.

GEOGRAPHIC MARKETS

The Company believes that it is well positioned in some of the most attractive markets for building materials in the United States. Population and migration trends in the Western markets served by

BMC West, as well as the relative strength of many of the local economies it serves, have resulted in the growth of residential housing in these markets at rates faster than the United States as a whole. BMC West operates centers in 8 of the top 10 fastest growing states over the last five years, based upon U.S. Bureau of the Census estimates. In addition, according to the U.S. Bureau of the Census, the Company's 12-state market area is forecast to outpace the rest of the country in its rate of population growth between 1995 and 2000. The Company believes that these population and migration trends provide a foundation for continued growth.

Furthermore, BMC West's 53 building materials centers operate in eighteen distinct regional markets, which collectively have a diverse economic base of manufacturing, agricultural, recreational and service-based industries. The Company believes that this geographical diversification lessens the impact on the Company of a downturn in any one of its regional markets.

OPERATING STRATEGY

BMC West's management has organized its 53 building materials centers as autonomous, decentralized units capable of meeting local market needs and offering competitive prices. Center managers have a substantial degree of control over inventory, merchandising and pricing, and can develop their own specific programs to meet the needs of their particular markets. The Company's decentralized, microcomputer based, point-of-sale information system provides each center manager with real-time pricing, inventory availability and margin analysis. At the same time, the Company provides centralized purchasing management, credit and financial controls, management information systems, and training and marketing support. The compensation of substantially all of the employees of each unit is based, in part, on the performance of the individual unit.

BMC West believes that many of its building materials centers hold a first or second place market share among professional contractors and that the Company, as a whole, has the largest sales volume of any distributor of building materials serving primarily professional contractors in its 12-state market area. The Company intends to maintain its leadership position in these markets by continuing to provide a broad range of high-quality products and services to the professional contractor and the project-oriented consumer. The services provided by the Company include assisting customers with project designs and materials specifications, delivering orders to job sites, providing credit to pre-approved contractors, and referring retail customers to pre-qualified contractors. In addition to distributing products from manufacturers, the Company currently conducts value-added operations at 41 facilities (most of which are located at building materials sites) in eight states, as compared to 16 such facilities in six states at the end of 1991. Value-added facilities generally are constructed or acquired at or near a center and can service a sales area 35 to 45 miles in radius. The Company plans to introduce value-added products such as pre-hung doors, roof trusses and pre-assembled windows in more of the markets served by the Company.
These products generally carry higher gross margins and have less price volatility than commodity wood products.

The Company continues to enhance and broaden its customer services to include new programs and services developed by building materials center managers and corporate management. For example, at certain of its locations the Company conducts "How-To" seminars for consumers, refers retail customers to pre-qualified contractors and offers a private label credit card. BMC West's decentralized operating philosophy permits unit managers to respond to the needs of their local markets with creative new products and services. The Company continues to upgrade its consumer advertising and merchandising, particularly in smaller markets where it places more focus on project-oriented consumers.

BMC West's total quality management program defines quality as providing the best products and services at the right place at the right time. The program provides an environment for employees to identify cost reduction and margin improvement opportunities, empowers all employees to make significant contributions and work together as a team, and measures BMC West's performance and follow through on improvement efforts. Quality teams at BMC West locations seek to make specific, measurable improvements in the Company's critical processes, including order processing, inventory control, delivery and customer assistance. These teams include employees from all functional areas and backgrounds. The Company supports this program through training and the sharing of ideas among locations.

ACQUISITION STRATEGY

BMC West continues to seek acquisitions of building materials centers and value-added facilities that serve the professional contractor and the project-oriented consumer in new and existing markets in the United States. The Company believes that the fragmented nature of its industry presents opportunities for additional acquisitions of strategically located building materials centers and value-added facilities. The management of BMC West has substantial experience in expanding building materials supply businesses through acquisitions. Over the past several years, the Company's management has contacted and visited many acquisition candidates in the western United States. In addition, the Company is contacted regularly by persons seeking to sell their business. The Company believes that, due to professional contractor loyalty to existing centers, the most expedient way for BMC West to enter new geographic markets is through acquisitions. The Company also believes that the availability of a public market for its common stock provides it with additional flexibility in pursuing acquisitions.

While the Company evaluates each potential acquisition candidate on its individual merits, its primary objective has been to acquire profitable building materials centers that meet certain general criteria. The typical targeted acquisition candidate is located on a 5 to 10 acre site which includes 8,000 to 15,000 square feet of indoor showroom and contractor sales space and 20,000 to 50,000 square feet of covered storage area, with reasonable access to the local road system and proximity to regional areas of construction demand. Additional factors include the reputation of the center among local contractors and the quality of the center's management and sales organization.

Typically, after an acquisition of a center, the Company enhances the center's sales and service capabilities and expands its product offerings, including value-added products, in an effort to increase sales. In addition, the Company seeks to implement its accounting and management systems into each newly acquired center. These systems assist in the effective management of the Company's inventories and accounts receivable and in efforts to improve customer service. BMC

West generally is able to use its centralized purchasing expertise to reduce product costs following new acquisitions.

In 1996, the Company completed four acquisitions including one building materials center and three value-added facilities. The aggregate purchase price was $10,138,000, consisting of $8,426,000 cash and the assumption of notes payable for $1,712,000. The notes issued in connection with these acquisitions were paid by the company prior to December 31, 1996. The following chart sets forth the number of building materials centers acquired and consolidated by the Company during each of the last two fiscal years.

                            Year Ended        Year Ended
                           Dec 31, 1996      Dec 31, 1995
                           ------------      ------------

Beginning balance                  52              49
Acquisitions                        1               4
Other*                             --              (1)
                               ------          ------
   Ending balance                  53              52
                               ------          ------
                               ------          ------

*In 1995, the Company consolidated its Oakhurst and Fresno, California, centers.

It is the Company's objective to continue to acquire complementary businesses. The Company continues to engage in discussions with potential acquisition candidates. There can be no assurances that the Company will be able to continue to identify and complete successful acquisitions in the future.

PRODUCTS

Each BMC West unit carries a core of approximately 9,000 stock keeping units ("SKUs"), plus an average of an additional 6,000 SKUs, the product mix of which varies by location. The Company's principal products include lumber, panel products, roofing materials, pre-hung doors, roof trusses, pre-assembled windows, cabinets, hardware, paint and tools. In addition to distributing such products, the Company conducts value-added activities, which include pre-hanging doors, fabricating roof trusses, pre-assembling windows and pre-cutting lumber to meet customer specifications.

The following table sets forth information regarding the percentage of net sales represented by the specified categories of products sold at the Company's centers during each of the last two fiscal years. While the Company believes that the percentages included in the table generally indicate the mix of the Company's sales by category of product, the specific percentages are affected year-to-year by changes in the prices of commodity wood products as well as changes in unit volumes sold.

Category of Product                                          1996          1995
-------------------                                          ----          ----
Wood products (lumber and panel products)                      47%           47%
Building materials(roofing, siding, insulation and steel)      25            23
Millwork/Value-added (pre-hung doors, trusses,
  windows & moldings)                                          20            18
Other (paint, hardware, tools, electrical and plumbing)         8            12
                                                             ----          ----
                                                              100%          100%
                                                             ----          ----
                                                             ----          ----

The Company fabricates roof trusses used to form roof support systems and pre-hung door units and pre-assembled window units for the residential and light commercial building markets. Door units are purchased and pre-assembled to contractor specifications using a variety of moldings. The door, truss and window product lines are particularly attractive since they generally bring higher margins, have less price volatility, and are not offered by many building materials centers or home center retailers. The Company believes that its ability to provide pre-hung doors, roof trusses and pre-assembled windows in a number of locations is a competitive advantage when soliciting business from contractors. Inventories of door units, roof trusses and pre-assembled windows are predominantly work-in-process, as these units are usually built-to-order.

The Company's customers generally order products, including pre-hung doors, roof trusses, and pre-assembled windows on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales anticipated by the Company in a given fiscal quarter and is not indicative of the Company's actual sales for any future fiscal period.

As a distributor of building materials and products, the Company regularly monitors innovations in product design to meet its customers' needs. The Company test markets products that substitute for dimensional lumber and has for a number of years distributed alternative products such as engineered wood products and steel studs, and has provided its builder customers information and instruction on the use of such products.

SALES AND MARKETING

Each of BMC West's 53 building materials centers tailors its product and service mix to the local market and operates as a separate profit center.
The Company reaches its professional contractor customers, mainly through field sales representatives, advertisements in trade journals and local promotional events. The Company's customers include a broad base of professional contractors and project-oriented consumers. No single customer accounted for more than 2% of net sales in 1996.

PROFESSIONAL CONTRACTOR MARKET

The professional contractor market is comprised of three major customer segments: two segments are the new housing contractors, and commercial and industrial contractors. The Company's sales to these professional contractors accounted for approximately 77% of net sales (this total includes 71% to new residential contractors and 6% to commercial and industrial contractors). Professional contractors accounted for approximately 75% to 77% of the Company's net sales in each of the last three years. A significant amount of this business consisted of sales of complete house packages, including framing lumber, panel products, pre-hung doors and trim packages, roof trusses, pre-assembled windows and other products required to construct or improve a home.

BMC West provides a wide range of customer services to contractors to meet their needs for credit, delivery and expert assistance. While pricing is an important purchasing criterion for these customers, the Company believes that other factors such as coordinated, on-time deliveries, quality and availability of products, relationships with salespeople, credit availability and technical support are equally important. The Company believes that its skills in these areas are important competitive advantages.

BMC West's principal channel for reaching the professional contractor market is a sales force of approximately 225 field sales representatives supported by approximately 191 facility-based salespeople. Field sales representatives actively solicit business and work with the facility-based managers to develop bids for contractor projects. The Company provides sales training for all sales representatives, and sales management training for all sales managers and center managers. Sales representatives are compensated through a combination of salary and commission based on individual sales volume and gross margin.

BMC West's center managers ensure that building materials are delivered according to contractor specifications and schedules. Technical personnel involved in purchasing, dispatching, invoicing and credit, support both field sales force and center managers to enhance customer satisfaction.

REPAIR AND REMODEL MARKET

The third major customer segment is the repair and remodel market which consists generally of project-oriented consumers and professional repair and remodel contractors hired by them. The Company's sales to these customers accounted for approximately 22% of 1996 net sales and for approximately 22% to 24% of net sales in each of the last three years. The Company's sales to this market generally carry higher margins than sales to the professional contractor market and also carry higher costs. The volume of sales to this market varies depending on location, with the Company actively pursuing repair and remodel business in smaller markets which have not attracted large home center retailers. Showroom space varies from store to store, typically ranging from approximately 5,000 to 20,000 square feet. This space features attractive displays and is frequently remerchandised to reflect product and service improvements. Sales personnel are trained to service both the more sophisticated contractor and the individual consumer, thereby providing the consumer with professional advice for home improvement projects.

To enhance public exposure, BMC West frequently advertises in local newspapers, incorporates special display signs in its stores and uses promotional events such as "How-To" shows sponsored by manufacturers of building materials. Management believes that these advertising and promotion programs, in conjunction with the Company's experienced sales staff, enables BMC West to compete effectively in the retail and remodel market.

CREDIT

Overall credit policy for sales to contractors is established by corporate management, but each center has responsiblity for overseeing local accounts. The individual center managers and their staff are trained to have a thorough understanding of state lien laws, which provide security for the Company's accounts receivable. The Company's credit policies, together with daily computer monitoring of customer balances, have resulted in average bad debt expense of approximately 0.15% of net sales during the last five years, with no single year exceeding 0.20%. The Company believes that its bad debt expense levels are among the lowest in the industry.

In addition to the credit extended by the Company, the Company accepts third-party credit cards such as MasterCard, Visa, American Express, and Discover. BMC West also offers a private-label credit card to individual customers. The BMC West card provides customers with rapid access to revolving credit lines and offers them opportunities to take advantage of deferred financing and other promotions. This program is owned and administered by Household Retail Services, a division of Household Bank, N.A., and is without recourse to BMC West. Household Retail Services handles all credit approval and charge administration functions, and the Company receives payment within two days of submitting charge data. Use of the credit card program gives BMC West a low-cost means of extending credit to these customers without credit exposure.

Approximately 89% of the Company's sales in 1996 were made to customers to whom the Company had extended credit for such sales. The remaining 11% of sales in 1996 included cash purchases, and purchases made with third-party credit cards and the Company's private label credit card.

MANAGEMENT INFORMATION SYSTEMS

BMC West's financial information, operational data, and other related statistical information are processed and maintained at its headquarters on a network of server computers and work stations. The Company financial reporting and relational database system was designed and customized for BMC West by Oracle Corporation. The flexible nature of the Company's installed network allows for accumulation, processing and distribution of information using industry standard computing resources and programs. The point-of-sale information systems used by BMC West operate on IBM RS6000 computers located at each center, and are connected to the computers at headquarters via a high speed frame relay network. These on-line systems provide real-time pricing, inventory availability, and margin analysis, allowing each center's sales staff to serve its customers better, while giving management the ability to access and use timely information to improve operations. Management believes that these systems also have enabled the Company to enhance profit margins, improve inventory turnover through identification and elimination of low-turnover items, accelerate analysis of sales trends, and better monitor accounts receivable, employee productivity, customer credit limits and lien protections.

PURCHASING

The Company purchases merchandise from a large number of manufacturers and suppliers. In 1996, the Company's largest supplier accounted for approximately 7% of the Company's total purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company.

The Company purchases a majority of its inventory on a centralized basis in order to capitalize on economies of scale, although a limited amount of purchasing and all ordering is controlled at individual centers in order to respond to local needs. Purchasing is controlled at the location level in order to maintain local product needs. A buying group located at the Company's headquarters handles bulk commodity purchases, negotiates with major lumber and panel products suppliers, and manages relations with the Company's non-commodity suppliers. This group consolidates the Company's purchase orders in order to negotiate the best possible prices and terms. Although the Company seeks to time its purchases to take advantage of price movements, BMC West has a policy not to speculate in the commodity wood products market.

Approximately 47% of the Company's 1996 sales were attributable to commodity wood products. Prices of commodity wood products are subject to significant volatility and directly affect the Company's sales. During 1996, the prices of commodity wood products purchased and sold by the Company were on average 7% higher than in 1995. (The company's total price inflator for 1996 was 3%) The Company has established purchasing and pricing procedures to minimize exposure to inventory write downs. The Company's commodity buyers monitor inventory and sales levels in each location on a regular basis. With this supply and demand information, buyers can avoid overstocking commodity wood products. As a result, the Company turns its commodity product inventory approximately 12 times per year. Such rapid inventory turnover limits the Company's potential exposure to inventory loss from commodity price fluctuations. In addition, the Company's real-time computer network allows the Company to adjust sales prices as purchase prices of commodity products change.

Historically, the Company's hardware products were purchased primarily from Cotter & Company ("True Value"), Ace Hardware ("Ace") and Hardware Wholesalers, Inc. ("HWI"). By serving as a True Value, Ace and HWI dealer, the Company eliminated the need to maintain separate distribution centers for such products. In July 1996, the Company entered into a merchandise supply agreement with the Cotter & Company for hardware products. Under the Agreement, BMC will terminate existing affiliations with other distributors.

COMPETITION

BMC West operates in a highly competitive environment. Due to the regional nature of the industry, BMC West's competitive environment varies by location and by market segment.

Within the professional contractor market, the Company competes primarily with privately owned, single-site enterprises and local and regional building materials chains. Professional contractors generally select building materials centers on the basis of availability of knowledgeable personnel, on-time delivery, reliable inventory levels, availability of credit and competitive pricing. BMC West believes it competes favorably on each of these bases. The Company's relatively large size also permits it to attract experienced and professional sales and service personnel and provides BMC West the resources to offer Company-wide product and service training programs. By working closely with its contractor customers and utilizing the Company's real-time management information system, BMC West's centers maintain appropriate inventory levels and are well positioned to deliver completed orders on time to individual job sites. The Company also competes to a lesser extent with certain larger home center retailers such as Home Depot, HomeBase, and Lowe's in this market. Competition from large home center retailers can prompt other local suppliers to pursue professional contractor business more aggressively.

Within the repair and remodel market, BMC West competes primarily with local lumber yards and hardware stores and, in certain of its markets, with larger home center chains such as Home Depot, HomeBase and Lowe's. The Company believes that it meets the needs of project-oriented consumers and repair and remodel contractors more effectively than such competitors by (i) providing primarily higher quality products within each category, (ii) offering consumers and contractors access to knowledgeable staff and (iii) developing contractor referral programs and "How-To" programs to address the requirements of consumers on larger projects.

EMPLOYEES

The success of BMC West Corporation is highly dependent on the quality of its personnel at all levels of the company. As a result, the Company maintains well rounded and competitive compensation and fringe benefit programs to attract, motivate and retain top performing individuals. In addition, the company provides extensive product knowledge, customer service, supervisory and managerial training programs to assure employee and customer satisfaction.

At December 31, 1996, BMC West employed approximately 3,150 persons, of which approximately 255 were represented by unions. The Company has not experienced any strikes or other work interruptions and has maintained generally favorable relations with its employees. The following table shows the approximate breakdown by job function of the Company's employees:

          Officers, corporate and unit management
          and administrative                                     27%
          Field sales force (Outside/Inside Sales)               13%
          Retail operations (Cashiers/Receiving/Sales Support)   13%
          Delivery (Truck Drivers, Load Builders, Yard)          30%
          Manufacturing (Truss, Door and Window)                 17%


EXECUTIVE OFFICERS AS OF DECEMBER 31, 1996
                                                                 Date First
                                                                 Elected as
Name                   Age   Position or Office                  An Officer
----                   ---   ------------------                  ----------

George E. McCown        61   Chairman of the Board of                  1987
                             Directors

Donald S. Hendrickson   66   President, Chief Executive                1987
                             Officer and Director

Robert L. Becci         56   Vice President and Controller             1990

Richard F. Blackwood    59   Senior Vice President of Operations       1987

Leroy D. Custer         52   Vice President of Marketing               1990
                             and Purchasing

Ellis C. Goebel         55   Vice President and Treasurer              1987

Steven H. Pearson       49   Vice President of Human                   1987
                             Resources

Mr. McCown (61) is Chairman of the Board of Directors of the Company and has been a director since 1987. He was cofounder and has been a Managing General Partner of MDC Management Company, the general partner of McCown De Leeuw & Co., since 1984, and was instrumental in financing and executing the leveraged buy-out of the Company in 1987. Mr. McCown currently serves as a director of three publicly held companies, Nimbus CD International, Inc., Specialty Paperboard, Inc., and Vans, Inc. Mr. McCown also serves as a director of several privately held companies.

Mr. Hendrickson is currently 66.   He has served as President, Chief
Executive Officer, and a director of the Company since its inception in November 1987. Mr. Hendrickson served in several management positions at Boise Cascade Corporation from 1964 to 1987. Mr. Hendrickson received a B.A. in economics from the Albertson College of Idaho and an M.B.A. from the University of Chicago Graduate School of Business. He is also a certified public accountant in the State of Idaho. Mr. Hendrickson currently serves as Trustee for Albertson College of Idaho, and as Director-at-Large for Western Building Materials Association.

Mr. Becci has served as the Company's Controller since its inception in 1987 and was elected Vice President in 1990. Mr. Becci was Controller of Boise Cascade's Building Materials Distribution Division from 1985 to 1987.

Mr. Blackwood has served as Vice President of Operations of the Company since 1987. He was Operations Manager of nine wholesale distribution facilities of Boise Cascade's Wholesale Building Materials Distribution Division from 1985 to 1987.

Mr. Custer has served as Marketing Manager of the Company since 1988 and was elected Vice President of Marketing and Purchasing in 1990. Mr. Custer was Manager of BMC West's Boise, Idaho, unit from 1987 to 1988. He served as Boise Cascade's Manager of Commodity Lumber and Panel Procurement from 1981 to 1987.

Mr. Goebel has served as Vice President and Treasurer of the Company since its inception in November 1987. He was Division Credit Manager for Boise Cascade's Building Materials Distribution Division from 1982 to 1987.

Mr. Pearson has served as Vice President of Human Resources of the Company since its inception in November 1987. He was Employee Relations Manager for Boise Cascade's Building Materials Distribution Division from 1985 to 1987.

ITEM 2.    PROPERTIES

BMC West's headquarters is in Boise, Idaho. In addition to administrative buildings, the Company has four primary types of facilities: building materials supply centers, pre-hung door plants, truss plants, and window distribution facilities. The Company believes that its facilities are well maintained and generally are adequate for the Company's needs for the foreseeable future. All of the Company's material assets, including land and facilities, are owned or leased by the Company.

                                                                                     Showroom/
                                                                                      Office        Warehouse
State and                                Date              Owned         Leased       Square        Square
 City                                  Acquired            Acres          Acres       Feet          Feet        Primary Use
---------                              --------            -----         ------       ------        ---------   -----------
ARIZONA

  Phoenix                                  1994               --           12.7        4,000         81,000     Center

CALIFORNIA
  Atwater                                  1990               --            2.4        1,632          7,874     Center
  Fresno (1)                               1989             13.1             --       12,334         24,314     Center,
                                                                                                                Door Plant
                                                                                                                Truss Plant
  Merced                                  *1977              2.9            1.0        9,499         54,122     Center,
                                                                                                                Door Plant
  Modesto                                  1989             14.0             --        7,101         38,897     Center
                                                                                                                Door Plant
                                                                                                                Truss Plant
COLORADO
  Aspen                                   *1978              4.1             --        9,000         21,088     Center
  Boulder                                  1990             10.0             --       12,600         19,800     Center
  Colorado Springs                         1994              3.3             --        5,000         14,000     Center
                                                                                                                Door Plant
  Denver Door                              1990               --            1.6        4,000         66,400     Door Plant
  Denver                                   1994              8.7             --       17,064         23,000     Center
                                                                                                                Door Plant
  Englewood                                1990              3.9             --        3,200         14,900     Center
  Evergreen                                1990              3.7             --        5,800         15,600     Center
  Fort Collins                             1990              4.6             .5       12,000         46,588     Center
                                                                                                                Door Plant

                                                                                     Showroom/
                                                                                      Office        Warehouse
State and                                Date              Owned         Leased       Square        Square
 City                                  Acquired            Acres          Acres       Feet          Feet        Primary Use
---------                              --------            -----         ------       ------        ---------   -----------
COLORADO (Cont)

  Fort Lupton(2)                           1994             10.5             --        2,610         26,900     Truss Plant
  Grand Junction                           1994              3.5             .5       12,000         27,450     Center
  Glenwood Springs                         1990              2.0             --        5,540         10,240     Center
  Greeley                                  1994             11.0             --       17,625         16,500     Center
                                                                                                                Door Plant
                                                                                                                Truss Plant
  Pueblo                                   1994             10.7             --       11,000         43,700     Center
                                                                                                                Door Plant
  Steamboat Springs                       *1978              1.4            2.8        7,580         19,645     Center

IDAHO
  Boise(3)                                *1978             23.9             --       18,664         56,300     Center
                                                                                                                Truss Plant
  Boise                                    1988               --            0.2       24,066             --     Headquarters
  Emmett                                  *1957              2.6             --        4,878          8,032     Center
  Idaho Falls (4)                         *1957             11.5            1.0       10,652         55,234     Center
                                                                                                                Door Plant
                                                                                                                Truss Plant
  Lewiston                                 1990              3.8             --        7,260         24,390     Center
                                                                                                                Door Plant
  Meridian (5)                            *1979                             3.8        1,000         18,416     Door Plant
  Pocatello                               *1957              4.6             --       12,000         10,600     Center
  Rexburg                                 *1957              1.9             --        8,168         12,288     Center
  Twin Falls                               1993              0.5             --          600          6,000     Door Plant

MONTANA
  Great Falls                              1993              9.0             --       49,024         40,000     Center

NEVADA
  Carson City(6)                           1992              7.6             --       17,225         40,924     Center
                                                                                                                Door Plant
  Gardnerville                             1992              4.4             --        8,850         17,222     Center
  Reno                                     1992               --            3.0        2,000             --     Center

                                                                                     Showroom/
                                                                                      Office        Warehouse
State and                                Date              Owned         Leased       Square        Square
 City                                  Acquired            Acres          Acres       Feet          Feet        Primary Use
---------                              --------            -----         ------       ------        ---------   -----------
OREGON
  Beaverton                               *1979              5.6             --        6,800         25,260     Center
                                                                                                                Door Plant
TEXAS
  Abilene                                  1995             16.8             --       13,750         22,500     Center
                                                                                                                Door Plant
                                                                                                                Truss Plant
  El Paso                                  1991              7.0             --       17,070         46,786     Center
                                                                                                                Door Plant
                                                                                                                Truss Plant
  Fredericksburg                           1993              4.0             --       18,450         22,660     Center
  Hurst                                    1994              5.3            2.3        9,480         72,000     Center
                                                                                                                Door Plant
  Killeen                                  1994              3.6            0.3       18,850         29,260     Center
                                                                                                                Door Plant
  Marble Falls                             1993              5.2             --       17,000         21,580     Center
  New Braunfels(7)                         1995             23.6            5.2       13,512         27,500     Center
                                                                                                                Truss Plant
                                                                                                                Window Distribution
  North Austin(8)                          1995             18.3            3.9       52,146        102,000     Center
                                                                                                                Door Plant
                                                                                                                Window Distribution
  San Marcos                               1993              3.0             --       13,920         20,384     Center
  Shiner                                   1993              1.2            0.4        6,400         12,615     Center
  South Austin                             1995              6.5             --       34,255         19,767     Center
  Temple                                   1993             11.3             --       25,200         60,635     Center

UTAH
   Ogden                                  *1947              0.5            1.2        3,800         16,890     Center
   Orem                                   *1947              9.9            6.0        7,884         80,672     Center
                                                                                                                Door Plant
                                                                                                                Truss Plant
   Salt Lake                               1990             16.8             --       12,744         64,088     Center
                                                                                                                Door Plant
                                                                                                                Truss Plant
   Tooele                                 *1947              1.5            0.7        2,000          5,320     Center
   West Haven                              1996              6.0             --       12,200         42,800     Center
                                                                                                                Door Plant

                                                                                    Showroom/
                                                                                      Office        Warehouse
State and                                Date              Owned         Leased       Square        Square
 City                                  Acquired            Acres          Acres       Feet          Feet        Primary Use
---------                              --------            -----         ------       ------        ---------   -----------

WASHINGTON
   Issaquah(9)                             1994             16.4             --       44,420        106,368     Center
                                                                                                                Door Plant
   Kent                                    1994              4.5             --       19,200         26,200     Center
   N. Everett(9)                           1994             29.3             --          100         85,446     Center
                                                                                                                Truss Plant
   Spokane                                 1990              5.0             --        7,500         50,812     Center
                                                                                                                Door Plant
   Tacoma                                 *1979              8.9             --        8,050         39,770     Center
                                                                                                                Door Plant
                                                                                                                Truss Plant
    Vancouver                              1994               --            5.4        4,800         12,000     Center

WYOMING
   Jackson(10)                             1996               --            1.0        1,200          2,400     Satellite


    *These locations were purchased from Boise Cascade Corporation in 1987.

(1)  Oakhurst was consolidated with the Fresno facility.
(2)  Supports the marketing efforts of the Colorado front range centers.
(3) The Boise facility is comprised of two locations. The center is located at Fairview Avenue and the truss plant is located at Franklin Avenue.
(4) The Idaho Falls facility is comprised of two locations. The center and door plant are located at N. Holmes and the truss plant is located at Bombardier.
(5) The Boise facility includes a satellite located in Meridian, Idaho, which serves as a door plant.
(6) The Carson City location includes a satellite facility also located in Carson City, named Sticks N' Stones, which is across the street from the center.
(7) The New Braunfels facility includes a satellite located in San Antonio, which serves as a window distribution facility.
(8) The North Austin facility includes a satellite located in Round Rock, which serves as a window distribution facility.
(9) Bellevue and Everett, Washington, facilities were consolidated with these locations in early 1995.
(10) The Jackson facility is a satellite of the Idaho Falls, Idaho center.

BMC West and BMC are tradenames of the Company. Other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

ITEM  3.   LEGAL PROCEEDINGS

From time to time, the company is involved in certain litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceeding, would not materially affect its financial condition or operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of BMC West has been traded in the over-the-counter market on the NASDAQ National Market System under the symbol "BMCW" since the Company's initial public stock offering in August 1991. The following table sets forth the range of high and low closing sales prices on the National Market System for the Common Stock for the periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Common Stock Prices:

Fiscal 1996                                                High           Low
-----------                                                ----           ---

Quarter ended March 31, 1996                              $16 1/4       $13
Quarter ended June 30, 1996                                20 1/4        15 1/4
Quarter ended September 30, 1996                           17 1/8        12 3/4
Quarter ended December 31, 1996                            13 7/8        11 7/8


Fiscal 1995                                                High           Low
-----------                                                ----           ---

Quarter ended March 31, 1995                              $15 1/4       $11 5/16
Quarter ended June 30, 1995                                17            13 1/2
Quarter ended September 30, 1995                           15 1/2        14
Quarter ended December 31, 1995                            14 3/4        12 1/2



The Company has not paid any dividends on its Common Stock and the Board of Directors presently intends to continue this policy in order to retain earnings for use in its business. The amount of dividend payments is restricted by the Company's loan agreements. At March 17, 1997, the Company's common stock was held by approximately 5,815 shareholders of record or through nominee or street name accounts with brokers (223 Registered Holders). The last sales price for BMC West's Common Stock, as reported by NASDAQ on March 17, 1997, was $12.50.

In February 1994, the Company declared a three-for-two stock split, effected in the form of a stock dividend, payable March 4, 1994 to shareholders of record as of February 25, 1994. All per share amounts, weighted average number of common and common equivalent shares and stock prices presented in the Form 10-K retroactively reflect the effect of the stock split.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company for the years indicated. It is derived from the Company's audited financial statements, and should be read in conjunction with the disclosures in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the financial statements and notes thereto presented on pages 14 through 27 of the Company's 1996 Annual Report. (Expressed in thousands, except per share and share figures.)

                                                             1996           1995           1994           1993          1992
                                                             ----           ----           ----           ----          ----
Net sales                                                $718,024       $630,201       $547,109       $399,597      $290,957
Cost of sales                                             559,408        492,028        427,951        315,693       230,837
                                                         --------       --------       --------       --------      --------
Gross profit                                              158,616        138,173        119,158         83,904        60,120
Selling, general and
  administrative expense                                  131,462        116,353         91,203         65,619        50,688
Other income                                                1,268          1,601          1,529            948           436
                                                         --------       --------       --------       --------      --------
Income from operations                                     28,422         23,421         29,484         19,233         9,868
Interest expense                                           10,496         10,746          6,486          4,554         4,948
                                                         --------       --------       --------       --------      --------
Income before income taxes                                 17,926         12,675         22,998         14,679         4,920
Income taxes                                                6,935          4,910          8,739          5,888         1,348
Income before                                            --------       --------       --------       --------      --------
  extraordinary item                                       10,991          7,765         14,259          8,791         3,572
Extraordinary item                                           (342)            --             --             --          (956)
                                                         --------       --------       --------       --------      --------
Net income                                               $ 10,649       $  7,765       $ 14,259       $  8,791      $  2,616
                                                         --------       --------       --------       --------      --------
                                                         --------       --------       --------       --------      --------
Net income per share
  before extraordinary item                                 $1.00          $0.79          $1.62          $1.14         $0.62
Extraordinary item                                          (0.03)            --             --             --         (0.17)
                                                         --------       --------       --------       --------      --------
Net income per share                                        $0.97          $0.79          $1.62          $1.14         $0.45
                                                         --------       --------       --------       --------      --------
                                                         --------       --------       --------       --------      --------
Weighted average number of
  common and common
  equivalent shares                                    10,998,135      9,751,547      8,798,374      7,707,986     5,701,374
                                                       ----------     ----------     ----------     ----------    ----------
                                                       ----------     ----------     ----------     ----------    ----------


BALANCE SHEET DATA:
At Year End                                                  1996           1995           1994           1993          1992
                                                             ----           ----           ----           ----          ----
Working capital                                          $110,467       $100,196        $76,201      $  60,321       $38,899
Total assets                                              288,369        264,970        222,450        142,297        92,021
Long-term debt (net of current maturities)
 and redeemable preferred stock                            90,203        123,080         79,336         57,168        37,201
Stockholders' equity                                      145,088         95,927         87,002         49,510        33,899

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is presented under the caption "Financial Review" of the Company's 1996 Annual Report ("Annual Report"). The information under this caption is incorporated herein by this reference.

To facilitate industry comparisons, the Company elected in 1994 to change its fiscal year-end from December 28 to December 31. This change did not have a material impact on the comparability of the Company's results of operations or cash flows for any of the three years presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes, together with the report of the independent public accountants, are presented on pages 16 through 27 of the Company's Annual Report and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS

The nominees for directors of the Company are presented on pages 2 through 3 of the Company's definitive Proxy Statement dated March 28, 1997 ("Proxy Statement"). This information is incorporated herein by this reference.

The information required by this Item concerning the Company's executive officers is set forth in Part I, Section Titled "Executive Officers", of this report and is incorporated herein by this reference.

The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is presented under the caption entitled "Certain Relationships and Other Transactions" of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item concerning compensation of the Company's executive officers for the year ended December 31, 1996, is presented under the captions entitled "Executive Compensation and Other Information" of the Proxy Statement. This information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item concerning the security ownership of certain beneficial owners, directors and executive officers, as of December 31, 1996, is set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item concerning certain relationships and related transactions during 1996 is set forth under the caption "Certain Relationships and Other Transactions" of the Proxy Statement and is incorporated herein by this reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this annual report on Form 10-K for BMC West Corporation:

          (1) The Financial Statements, the Notes to Financial Statements, and the Report of Independent Public Accountants listed below are incorporated herein by this reference from pages 16 through 27 of the Annual Report.

          - Statements of Income for the years ended December 31, 1996, 1995 and 1994.
          -    Balance Sheets as of December 31, 1996 and
               December 31, 1995.
          -    Statements of Stockholders' Equity for the years ended
               December 31, 1996, 1995 and 1994.
          - Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.
          -    Notes to Financial Statements.
          -    Report of Independent Public Accountants.
                                                                          PAGE
                                                                          ----
          (2)  Financial Statement Schedules
           -   Report of Independent Public Accountants . . . . . . . .     23
          VIII Reserves for the years ended December 31, 1996, 1995
               and 1994 . . . . . . . . . . . . . . . . . . . . . . . .     26

Schedules other than those listed are omitted because they are not applicable or because the required information is shown in the financial statements or notes.

          (3)  Exhibits.
               A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

(b)       Reports on Form 8-K.

            None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BMC West Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in BMC West Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Part IV, Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP
Boise, Idaho
February 10, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC WEST CORPORATION

By /s/ Donald S. Hendrickson
  --------------------------
  Donald S. Hendrickson
  President, Chief Executive Officer and Director

Dated: March 17, 1997

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald S. Hendrickson, Ellis C. Goebel, and Robert L. Becci, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitutes or substituted, may lawfully do or cause to be done by virtue hereof. This Form 10-K may be executed in multiple counterparts, each of which shall be an original, but which shall together constitute but one agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(i) Principal Executive Officer:        (iv) Directors:


/s/ Donald S. Hendrickson               /s/ George E. McCown
-----------------------------           -----------------------------
Donald S. Hendrickson                   George E. McCown
President, Chief Executive              Chairman of the Board
Officer and Director                    of Directors
March 17, 1997                          March 17, 1997


(ii) Principal Financial Officer:       /s/ Donald S. Hendrickson
                                        -----------------------------
                                        Donald S. Hendrickson
                                        March 17, 1997
/s/ Ellis C. Goebel
-----------------------------           /s/ Alec F. Beck
Ellis C. Goebel                         -----------------------------
Vice President and Treasurer            Alec F. Beck
March 17, 1997                          March 17, 1997

                                        /s/ H. James Brown
                                        -----------------------------
(iii) Principal Accounting Officer:     H. James Brown
                                        March 17, 1997
/s/ Robert L. Becci
-----------------------------           /s/ Wilbur J. Fix
Robert L. Becci                         -----------------------------
Vice President and Controller           Wilbur J. Fix
March 17, 1997                          March 17, 1997

                                        /s/ Robert V. Hansberger
                                        -----------------------------
                                        Robert V. Hansberger
                                        March 17, 1997

                                        /s/ Guy O. Mabry
                                        -----------------------------
                                        Guy O. Mabry
                                        March 17, 1997

                                        /s/ Robert E. Mellor
                                        -----------------------------
                                        Robert E. Mellor
                                        March 17, 1997

                                        /s/ Peter S. O'Neill
                                        -----------------------------
                                        Peter S. O'Neill
                                        March 17, 1997

                             BMC WEST CORPORATION

                          SCHEDULE  VIII - RESERVES

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, and  1994

Column A              Column B       Column C       Column D       Column E
--------              ----------     ----------     ----------     --------
                      Balance at     Charged to                    Balance at
                      Beginning      Costs and                     End
                      of Year        Expenses       Deductions     of Year
                      ----------     ----------     ----------     -----------

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Year Ended
 December 31, 1996   $(1,426,000)   $(1,014,000)   $1,209,000(1)   $(1,231,000)
Year Ended
 December 31, 1995     $(932,000)   $(1,008,000)     $514,000(1)   $(1,426,000)
Year Ended
 December 31, 1994   $(1,083,000)     $(556,000)     $702,000(1)     $(932,000)


(1) Represents write-offs net of recoveries.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated February 10, 1997, included or incorporated by reference in this Form 10-K for the year ended December 31, 1996, into BMC West Corporation's previously filed registration statements on Form S-8 (File No. 33-80952) and (File No. 33-52478).

                                          ARTHUR ANDERSEN LLP

Boise, Idaho
March 28, 1997

                             BMC WEST CORPORATION

                               INDEX TO EXHIBITS
                         Filed with the Annual Report
                             on Form 10-K for the
                         Year Ended December 31, 1996

Exhibit     Exhibit
Footnote    Number     Description                                       Page
--------    -------    -----------                                       ----

(a)             3.1    Certificate of Incorporation of the Registrant
                       filed on November 9, 1987.

(a)             3.2    Amendment to the Certificate of Incorporation
                       of the Registrant filed on June 5, 1991.

                3.3    Reference is made to Exhibit 4.8.

(a)             3.4    Amended and Restated Bylaws of the Registrant.

(h)             4.2    Form of Note.

(h)             4.3    Form of Indenture dated as of November 19, 1992,
                       between the Company and First Interstate Bank of Washington, N.A., as Trustee.

(i)             4.6    Rights Agreement between the Company and American
                       Stock Transfer & Trust dated August 3, 1993.

(i)             4.7    Form of Right Certificate.

(i)             4.8    Form of Certificate of Designation.

(i)(j)          4.9    Form of Summary of Rights.

(a)            10.1    Purchase and Sale Agreement between Boise Cascade
                       Corporation and MDC Northwest Holdings, Inc., dated
                       August 1, 1987.

(a)            10.2    Addendum to Purchase and Sale Agreement between
                       Boise Cascade Corporation and MDC Northwest
                       Holdings, Inc., dated August 20, 1987.

                                                                            Page
                                                                            ----
(a)            10.3    Second Addendum to Purchase and Sale Agreement
                       between Boise Cascade Corporation and MDC
                       Northwest Holdings, Inc., dated November 1, 1987.

(a)            10.4**  1990 Bonus Plan of the Company

               10.5**  1997 Executive Officer Bonus Pool

(a)            10.6**  Stock Option Plan (Senior Original Shareholders
                       Management Plan), effective January 1, 1991.

(a)            10.7**  Stock Option Plan (Field Management Plan),
                       effective January 1, 1991.

(a)            10.8    Lease between the Company and Danken Co., dated
                       January 1, 1988.

(a)            10.9    First Amendment to Lease between the Company and
                       Danken Co., dated August 11, 1990.

(l)            10.10   Second Amendment to Lease between the Company and
                       Danken Co. dated January 1, 1993.

(b)            10.11   Management Services Agreement between the Company
                       and MDC Management Company dated July 1, 1991.

(c)            10.12   Form of indemnity agreement between the Company and
                       its officers and directors.

(i)            10.13*  Letter Agreement dated March 27, 1992 between the
                       Company and Boise Cascade Corporation.

(l)            10.14   Severance Plan for Certain Key Executive Officers,
                       Senior Management and Key Employees of the Company and its subsidiaries as adopted by the Board of Directors of the Company on July 20, 1993.

(l)            10.15   Senior Management and Key Employee Severance
                       Agreements between the Company and Certain
                       Executive Officers dated October 28, 1993.

                                                                            Page
                                                                            ----

(l)            10.16   Note Purchase Agreement between Teachers
                       Insurance and Annuity Association of America and the Company dated October 25, 1993.

(l)            10.17   Form of Note.

(n)            10.18   Modification letter dated March 1, 1995, to the
                       Note Purchase Agreement between Teachers Insurance and Annuity Association of America and the Company dated October 25, 1993.

(n)            10.19** Supplemental Retirement Plan dated January 1, 1993.

(n)            10.20   Note Purchase Agreement between Teachers Insurance
                       and Annuity Association of America and the Company dated March 1, 1995.

(n)            10.21   Note Purchase Agreement between Allstate Life
                       Insurance Company and the Company dated March 1, 1995.

(n)            10.22   Form of Notes under Note Purchase Agreement to
                       Allstate Life Insurance Company.

(n)            10.23   Form of Notes on Second Amended and Restated
                       Credit Agreement between Wells Fargo Bank, N.A., as Agent, the Company, and Wells Fargo
                       Bank, N.A., First Interstate Bank of Oregon, N.A., and West One Bank, Idaho, dated March 1, 1995.

(n)            10.24   Form of Note under Second Amended and Restated
                       Credit Agreement.

(o)            10.25   Purchase and Sale Agreement between Stripling-
                       Blake Lumber Company, Inc., and the Company dated
                       October, 21, 1994.

(o)            10.26   First Amendment to Purchase and Sale Agreement
                       between Stripling-Blake Lumber Company, Inc., and the Company dated March 6, 1995.

(o)            10.27   Second Amendment to Purchase and Sale Agreement
                       between Stripling-Blake Lumber Company, Inc., and the Company dated March 20, 1995.

                                                                            Page
                                                                            ----

(o)            10.28   Third Amendment to Purchase and Sale Agreement
                       between Stripling-Blake Lumber Company, Inc., and the Company dated April 3, 1995.

               10.29** Amended and Restated 1992 Non-Qualified Stock
                       Plan.

               10.30** Amended and Restated 1993 Employee Stock Option
                       Plan (amended to reflect 3 for 2 stock split effective March 4, 1994 and the adoption of Rule 16b-3, which was revised on May 31, 1996.

               10.31 Amended and Restated 1993 Non-Employee Director Stock Option Plan (amended to reflect 3 for 2 stock split effective March 4, 1994 and the adoption of Rule 16b-3, which was revised on May 31, 1996.

               11.1 Statement regarding computation of earnings per share.

               13.1    BMC West Corporation's 1996 Annual Report.
                       Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K.

               23.1 Independent Public Accountants Consent. Reference is made to page 27.

               24.1    Power of Attorney.  Reference is made to page 24.


-------------------

(a) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Commission on June 6, 1991 (Registration No. 33-41040) (the "Registration Statement") and incorporated herein by reference.

(b) Filed as an exhibit to Amendment No. 1 to the Registration Statement, filed with the Commission on July 15, 1991 and incorporated herein by reference.

(c) Filed as an exhibit to Amendment No. 2 to the Registration Statement, filed with the Commission on August 2, 1991 and incorporated herein by reference.

(d) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March 27, 1992, and incorporated herein by reference.

(e) Filed as an exhibit to the Company's Report on Form 8-K, filed with the Commission on August 22, 1992, and incorporated herein by reference.

(f) Filed as an exhibit to the Company's Registration Statement on Form 8-A, filed with the Commission on June 6, 1991, and incorporated herein by reference.

(g) Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1, filed with the Commission on November 6, 1992 (Registration No. 33-52430), and incorporated herein by reference.

(h) Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on October 20, 1992 (Registration No. 33-52432), and incorporated herein by reference.

(i) Filed as an Exhibit to Company's Report on Form 8-A, filed with Commission on August 3, 1993, and incorporated herein by reference.

(j) Filed as an Exhibit to Company's Report on Form 8-K, filed with Commission on October 5, 1993 and incorporated herein by reference.

(k) Filed as an Exhibit to Company's Report on Form 8-K, filed with Commission on November 15, 1993 and incorporated herein by reference.

(l) Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 28, 1994, and incorporated herin by reference.

(m) Filed as an Exhibit to Company's Report on Form 8-K, filed with the Commission on November 22, 1994 and incorporated herein by reference.

(n) Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 30, 1995, and incorporated herein by reference.

(o) Filed as an Exhibit to Company's Report on Form 8-K, filed with Commission on April 3, 1995, and incorporated herein by reference.


* Confidential treatment has been requested with respect to portions of the Exhibit.

**  Component of executive compensation.