Form 10-K405/A
period 1996-12-31
BMC WEST CORP
filed 1997-04-07
CIK 875706

                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-K/A
                                  AMENDMENT NO. 1

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

                            Common Stock, $.001 par value
                         ------------------------------
                                    Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X    No
                                     -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.     X
                  ----------

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 17, 1997 was $115,793,700.*

* Excludes 2,557,917 shares of Common Stock held by directors, officers, and holders of more than 5% of the Company's shares outstanding at March 17, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
                                                 Shares Outstanding
              Class                              as of March 17, 1997
               -----                              --------------------
              Common Stock
              $.001 par value                              11,821,413

                         Documents Incorporated by reference
                      ------------------------------------

Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K/A into which such portions are incorporated:
1. The registrant's annual report for the fiscal year ended December 31, 1996, portions of which are incorporated by reference into Parts II and IV of this Form 10-K/A, and
2. The registrant's definitive proxy statement dated March 28, 1997, for use in connection with the annual meeting of shareholders to be held on May 13, 1997, portions of which are incorporated by reference into Part III of this Form 10-K/A.

                                 BMC WEST CORPORATION

                                     FORM 10-K/A
                                   AMENDMENT NO. 1


    BMC West Corporation (the "Corporation") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"), previously filed with the Securities and Exchange Commission on March 31, 1997. The sole purpose of the amendment is to correct a reference to the Corporation contained in the footnotes to the audited financial statements of the Corporation for the year ended December 31, 1996, which reference incorrectly identified the name of the Corporation. Such financial statements and accompanying footnotes were incorporated by reference into and filed with the Form 10-K and the corrected financial statements and accompanying footnotes filed herewith are incorporated by reference into and filed with this Form 10-K/A.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise,

County of Ada, State of Idaho, on the 2nd day of April, 1997.


                                       BMC WEST CORPORATION

                                       By /s/ Ellis C. Goebel
                                              ---------------
                                                 Ellis C. Goebel
                                                 Vice President & Treasurer

         Pursuant to the requirement of the Securities Act of 1934, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

(i) Principal Executive Officer:                 (iv) Directors:


/s/ Donald S. Hendrickson*                       /s/ George E. McCown*
--------------------------                       ----------------------
Donald S. Hendrickson                            George E. McCown
President, Chief Executive                       Chairman of the Board
Officer and Director                             of Directors
March 17, 1997                                   March 17, 1997


(ii) Principal Financial Officer:                /s/ Donald S. Hendrickson*
                                                 --------------------------
                                                 Donald S. Hendrickson
                                                 March 17, 1997
/s/ Ellis C. Goebel
-------------------
Ellis C. Goebel                                  /s/ Alec F. Beck*
Vice President and Treasurer                     -----------------
March 17, 1997                                   Alec F. Beck
                                                 March 17, 1997

                                                 /s/ H. James Brown*
                                                 -------------------
(iii) Principal Accounting Officer:              H. James Brown
                                                 March 17, 1997

                                                 /s/ Wilbur J. Fix*
                                                 ------------------
/s/  Robert L. Becci*                            Wilbur J. Fix
---------------------                            March 17, 1997
Robert L. Becci
Vice President & Controller                      /s/ Robert V. Hansberger*
March 17, 1997                                   -------------------------
                                                 Robert V. Hansberger
                                                 March 17, 1997

                                                 /s/ Guy O. Mabry*
                                                 -----------------
                                                 Guy O. Mabry
                                                 March 17, 1997

                                                 /s/ Robert E. Mellor*
                                                 ---------------------
                                                 Robert E. Mellor
                                                 March 17, 1997

                                                 /s/ Peter S. O'Neill*
                                                 ---------------------
                                                 Peter S. O'Neill
                                                 March 17, 1997
*By /s/ Ellis C. Goebel
    -------------------
      Ellis C. Goebel
      Attorney-in-Fact