Form 10-Q
period 1997-03-31
BMC WEST CORP
filed 1997-05-13
CIK 875706

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act -- of 1934

For the quarterly period ended   March 31, 1997    or
                              --------------------

    Transition report pursuant to Section 13 or 15(d) of the Securities -- Exchange Act of 1934

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

Yes  X    No
   ----     ----


    Class                                     Shares Outstanding as
    -----                                     of May 1, 1997:

    Common stock $.001 par value                     11,828,988




                        Index to exhibits at page 13


                         This is Page 1 of 16 Pages

                                 BMC WEST CORPORATION

                                        INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I -- FINANCIAL INFORMATION

       Item 1 - Financial Statements                                        3

       Statements of Income for the three months ended March 31,
       1997 and 1996                                                        4

       Balance Sheets as of March 31, 1997 and
       December 31, 1996                                                    5

       Statements of Cash Flows for the three months ended
       March 31, 1997 and 1996                                              6

       Notes to the Financial Statements                                    7

       Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                  8

PART II -- OTHER INFORMATION                                               11

        Item 1 - Legal Proceedings                                         11

        Item 4 - Submission of Matters to a Vote of Security
        Holders                                                            11

        Item 5 - Other Information                                         11

        Item 6 - Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                                 12

INDEX TO EXHIBITS                                                          13

EXHIBITS                                                                   14




                         This is Page 2 of 16 Pages

PART I - FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly, the results for the periods presented have been included therein. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosure normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.







                          This is Page 3 of 16 Pages

                             BMC WEST CORPORATION
                      CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)
                (Dollars in Thousands Except per Share Data)


                                                      Three Months Ended
                                                March 31,          March 31,
                                                  1997               1996
                                               ----------         ----------
Net sales                                        $146,769           $147,599

Cost of sales                                     112,479            114,515
                                               ----------         ----------
Gross profit                                       34,290             33,084

Selling, general and
  administrative expense                           31,913             29,626

Other income, net                                     464                737
                                               ----------         ----------
Income from
  operations                                        2,841              4,195

Interest expense                                    2,088              2,956
                                               ----------         ----------
Income before income taxes                            753              1,239

Income taxes                                          297                489
                                               ----------         ----------

Net income                                         $  456               $750
                                               ----------         ----------
                                               ----------         ----------
Net income per common and common
  equivalent share                                 $  .04             $  .08
                                               ----------         ----------
                                               ----------         ----------
Weighted average number of common
 and common equivalent shares                  12,047,593          9,755,099
                                                ---------         ----------
                                                ---------         ----------




                          This is Page 4 of 16 Pages

                                 BMC WEST CORPORATION
                               CONDENSED BALANCE SHEETS
                                     (UNAUDITED)
                                (Dollars in Thousands)


                                                                 March 31,    December 31,
                                                                   1997           1996
                                                                 ---------    ------------
CURRENT ASSETS
   Cash                                                          $  7,011       $  7,066
   Receivables, net                                                72,932         70,184
   Inventories                                                     80,527         76,415
   Deferred income tax benefit                                      1,743          1,743
   Prepaid expenses                                                 2,520          1,874
                                                                 --------       --------
 Total current assets                                             164,733        157,282

PROPERTY AND EQUIPMENT, net                                       103,920        103,921
DEFERRED LOAN COSTS                                                 1,484          1,438
GOODWILL, net                                                      20,013         19,679
OTHER                                                               6,302          6,049
                                                                 --------       --------
 Total assets                                                    $296,452       $288,369
                                                                 --------       --------
                                                                 --------       --------
CURRENT LIABILITIES
   Current portion of long-term debt                             $    562       $    568
   Current redemption requirement on Class B preferred stock        1,000          1,994
   Accounts payable                                                36,393         33,954
   Accrued expenses                                                 9,385         10,299
                                                                 --------       --------
 Total current liabilities                                         47,340         46,815

LONG-TERM DEBT, net of current portion                             97,363         90,203
DEFERRED INCOME TAXES                                               4,368          4,368
OTHER LONG-TERM LIABILITIES                                         1,895          1,895

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 20,000,000
     shares authorized, 11,828,988 and
     11,825,106 shares outstanding at
     March 31, 1996 and December 31, 1996,
     respectively                                                     12              12
   Additional paid-in-capital                                     97,679          97,731
   Retained earnings                                              47,795          47,345
                                                                --------        --------
TOTAL STOCKHOLDERS' EQUITY                                       145,486         145,088
                                                                --------        --------
 Total liabilities, redeemable preferred stock
   and stockholders' equity                                     $296,452        $288,369
                                                                --------        --------
                                                                --------        --------


                          This is Page 5 of 16 Pages

                                 BMC WEST CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in Thousands)

                                                                Three Months Ended
                                                             ------------------------
                                                             March 31,      March 31,
                                                               1997           1996
                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $    456       $    750
   Adjustments to reconcile net loss to cash used
    in operating activities:
      Depreciation and amortization                             2,714          2,498
      (Gain)on sale of assets                                      --           (367)
    Changes in working capital items net of
      effects of acquisitions                                  (5,613)        (8,094)
    Other                                                        (463)          (813)
                                                             --------       --------
Net cash used in operating activities                          (2,906)        (6,026)
                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          (2,429)        (1,642)
   Payment for acquisitions                                      (930)        (1,810)
   Sale of property and equipment                                 319          1,639
                                                             --------       --------
Net cash used in investing activities                          (3,040)        (1,813)
                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under revolving credit agreement                 41,200         45,830
   Repayments under revolving credit agreement                (34,040)       (39,100)
   Redemption of Class B Preferred Stock                       (1,000)        (1,000)
   Capital lease payments                                          --            (33)
   Financing Costs                                               (200)            --
   Other                                                          (69)            --
                                                             --------       --------
Net cash provided by financial activities                       5,891          5,697
                                                             --------       --------

NET DECREASE IN CASH                                              (55)        (2,142)
CASH, beginning of period                                       7,066          6,004
                                                             --------       --------
CASH, end of period                                            $7,011       $  3,862
                                                             --------       --------
                                                             --------       --------
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                         $  547       $  1,259
Cash paid for income taxes                                        172       $     --


                          This is Page 6 of 16 Pages

                                  BMC WEST CORPORATION
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      (UNAUDITED)

1.   WORKING CAPITAL CHANGES

Changes in working capital items, net of acquisitions, for the three months ended March 31, 1997 and 1996 are as follows (in thousands):

                                                    1997             1996
                                                  --------         --------
 Increase in accounts receivable                  ($2,337)         ($2,761)
 Increase in inventories                           (3,900)          (7,747)
 Increase in prepaid expenses                        (646)          (1,157)
 Increase (decrease) in accounts payable and
  accrued expenses                                   (271)           1,874
 Increase in interest payable                       1,541            1,697
                                                  -------          -------
                                                  ($5,613)         ($8,094)
                                                  -------          -------
                                                  -------          -------

2.  LONG-TERM DEBT

Long-term debt consisted of the following at(in thousands):

                                                    March 31,      December 31,
                                                      1997             1996
                                                    ---------      ------------
Revolving credit agreement borrowings                21,240          $14,080
9.18% unsecured senior notes                         50,000           50,000
8.10% unsecured senior notes                         25,000           25,000
Capital lease obligations and other                   1,685            1,691
                                                    -------          -------
                                                     97,925           90,771
    Less current portion                                562              568
                                                    -------          -------
                                                    $97,363          $90,203
                                                    -------          -------
                                                    -------          -------

3.  ACQUISITIONS

In the first quarter of 1997, the Company purchased substantially all of the assets of a building supply firm in Utah. The total purchase price for this facility was $930,000.

4.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share", which will be implemented in the fourth quarter of 1997. Earnings per share will be replaced with basic earnings per share and diluted earnings per share, neither of which will be significantly different than previously reported earnings per share. All previously reported amounts will be restated upon adoption of this standard.

                          This is Page 7 of 16 Pages

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                             For The Three Months Ended
                                             -------------------------
                                             March 31,         March 31,
                                               1997              1996
                                             ---------         ---------

Net sales                                     100.0%            100.0%
Gross profit                                   23.4              22.4
Selling, general and
 administrative expense                        21.7              20.1
Other income (expense)                          0.3               0.5
Income from operations                          1.9               2.8
Interest expense                                1.4               2.0
Income taxes                                    0.2               0.3
Net Income                                      0.3               0.5

FIRST QUARTER OF 1997 COMPARED TO THE FIRST QUARTER OF 1996

Net sales for the three months ended March 31, 1997 were $146.8 million down 0.6% from the first quarter of 1996 when sales were $147.6 million. The decrease in net sales resulted from a decrease of 2% from the first quarter of 1996 in sales at facilities that operated for at least two months in both the first quarter of 1996 and the first quarter of 1997 ("Same-Store Sales"). Excluding price inflation, same-store sales decreased 6% or approximately $10.0 million. Sales in the 1997 period were positively affected by higher commodity wood product prices and from the acquisition of a new building materials center. The price increase contributed to an overall price inflator of 4%, the effect of which increased sales by approximately $6.0 million. The acquisition increased sales by approximately $3.0 million or 2%.



                          This is Page 8 of 16 Pages

Gross profit as a percentage of sales increased to 23.4% in the first quarter of 1997 from 22.4% in the first quarter of 1996. The increase was a result of the sales mix and ongoing efforts by the Company to improve margins through its increased focus on value-added products, such as roof trusses, pre-hung doors and pre-assembled windows.

Selling, general and administrative (SG&A) expense, was $31.9 million in the first quarter of 1997 as compared to $29.6 million in 1996, and increased as a percentage of net sales to 21.7% in 1997 from 20.1% in 1996. The increase can somewhat be attributed to the inclement weather throughout the Company's market area in the quarter.

Interest expense of $2.1 million in the first quarter of 1997 decreased from $3.0 million in the same period of 1996, primarily due to less debt outstanding in the first quarter of 1997 compared to the first quarter of 1996 which was a result of the June 1996 offering of common stock and retirement of certain subordinated debt.

Income taxes were provided at estimated annual effective tax rates of 39.4% and 39.5% for the periods ended March 31, 1997 and March 31, 1996, respectively.

As a result of the foregoing factors and the after tax gain on the sale of real property in the first quarter of 1996 in the amount of $239,000, net income decreased by $294,000 or 39% to $456,000 or 0.3% of net sales in the first quarter of 1997, as compared to $750,000 or 0.5% of net sales, in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 the Company had $97.4 million of long-term debt outstanding, consisting of $76.2 million of term borrowings under fixed rate notes, and $21.2 million of variable rate borrowings under the revolving credit agreement.




                          This is Page 9 of 16 Pages

Based on its ability to generate cash from operations and the available borrowing capacity at March 31, 1997 of $48.8 million under the revolving credit agreement (availability of which is subject to the satisfaction of certain customary borrowing conditions), the Company believes it will have sufficient funds to meet its current anticipated requirements.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share", which will be implemented in the fourth quarter of 1997. Earnings per share will be replaced with basic earnings per share and diluted earnings per share, neither of which will be significantly different than previously reported earnings per share. All previously reported amounts will be restated upon adoption of this standard.







                          This is Page 10 of 16 Pages

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


                          This is Page 11 of 16 Pages

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BMC WEST CORPORATION


Date:  May 8, 1997                   /s/ Donald S. Hendrickson
                                     ------------------------------------------
                                     Donald S. Hendrickson
                                     President, Chief Executive Officer
                                     and Director (Principal Executive Officer)


Date:  May 8, 1997                   /s/ Ellis C. Goebel
                                     ------------------------------------------
                                     Ellis C. Goebel
                                     Vice President and Treasurer
                                     (Principal Financial Officer)


                          This is Page 12 of 16 Pages

                                  INDEX TO EXHIBITS

                                 BMC WEST CORPORATION

                            Quarterly Report on Form 10-Q
                         For the Quarter Ended March 31, 1997



                                                                Page
Exhibit    Description                                         Number
-------    -----------                                         ------

11         Computation of Earnings Per Share                     14

27         Financial Data Schedule







                          This is Page 13 of 16 Pages