Form 10-Q
period 1997-06-30
BMC WEST CORP
filed 1997-08-13
CIK 875706

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

     For the quarterly period ended   JUNE 30, 1997    or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

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


Yes   X   No
    -----    -----


             CLASS                                     Shares Outstanding as
                                                       of August 11, 1997:


             Common stock $.001 par value              11,833,031
                                                       ----------


                        Index to exhibits at page
                                                  ----




                          This is Page 1 of 17 Pages

                             BMC WEST CORPORATION

                                     INDEX


                                                                           Page
                                                                          Number
PART I -- FINANCIAL INFORMATION

    Item 1 - Financial Statements

    Statements of Income for the three months ended June 30, 1997
    and 1996 and the six months ended June 30, 1997 and 1996                  4

    Balance Sheets as of June 30, 1997 and December 31, 1996                  5

    Statements of Cash Flows for the six months ended
    June 30, 1997 and 1996
                                                                              6

    Notes to the Financial Statements                                         7

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                     9

PART II -- OTHER INFORMATION

    Item 1 - Legal Proceedings                                               13

    Item 4 - Submission of Matters to a Vote of Security Holders             13

    Item 5 - Other Information                                               14

    Item 6 - Exhibits and Reports on Form 8-K                                14

    SIGNATURES                                                               15

    INDEX TO EXHIBITS                                                        16

    EXHIBITS                                                                 17



                          This is Page 2 of 17 Pages

PART I - FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included therein. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosure normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.



                          This is Page 3 of 17 Pages

                                 BMC WEST CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                     (Dollars in Thousands Except per Share Data)


                                    Three Months Ended                       Six Months Ended
                               ----------------------------            ----------------------------
                               June 30,            June 30,            June 30,            June 30,
                                1997                1996                1997                 1996
                             ----------          ----------          ----------           ---------
Net sales                      $190,616            $193,022            $337,385            $340,621

Cost of sales                   147,129             150,772             259,608             265,287
                             ----------          ----------          ----------           ---------
Gross profit                     43,487              42,250              77,777              75,334

Selling, general
  and administrative
  expense                        35,832              33,087              67,745              62,713

Other income, net                   427                 244                 891                 981
                             ----------          ----------          ----------           ---------
Income from
  operations                      8,082               9,407              10,923              13,602

Interest expense                  2,362               3,011               4,450               5,967
                             ----------          ----------          ----------           ---------
Income before income
  taxes                           5,720               6,396               6,473               7,635

Income taxes                      2,260               2,524               2,557               3,013
                             ----------          ----------          ----------           ---------
Net income before
extraordinary item               $3,460           $  3,872             $  3,916            $  4,622

Extraordinary item                   --                (342)                 --                (342)
                             ----------          ----------          ----------           ---------
Net Income                       $3,460            $  3,530            $  3,916            $  4,280
                             ----------          ----------          ----------           ---------
                             ----------          ----------          ----------           ---------
Net income per
common and common
equivalent share
before extraordinary
item                             $  .29              $  .38              $  .33              $  .46
Extraordinary item,
net of tax                           --             ($  .03)                 --             ($  .03)
                               --------            --------            --------            --------
Net income per
Common and Common
Equivalent Shares                $  .29              $  .35              $  .33              $  .43
                               --------            --------            --------            --------
                               --------            --------            --------            --------
Weighted average
number of common
and common
equivalent shares            12,046,094          10,191,541          12,045,862           9,960,980
                             ----------          ----------          ----------           ---------
                             ----------          ----------          ----------           ---------


                          This is Page 4 of 17 Pages

                                 BMC WEST CORPORATION
                               CONDENSED BALANCE SHEETS
                                     (UNAUDITED)
                                (Dollars in Thousands)

                                                    June 30,      December 31,
                                                      1997            1996
                                                    --------      ------------
CURRENT ASSETS
   Cash                                             $  9,144       $  7,066
   Receivables, net                                   85,145         70,184
   Inventories                                        80,099         76,415
   Deferred income tax benefit                         1,743          1,743
   Prepaid expenses                                    1,187          1,874
                                                    --------       --------
Total current assets                                 177,318        157,282

PROPERTY AND EQUIPMENT, net                          106,687        103,921
DEFERRED LOAN COSTS                                    1,323          1,438
GOODWILL, net                                         20,500         19,679
OTHER                                                  6,257          6,049
                                                    --------       --------

  Total assets                                      $312,085       $288,369
                                                    --------       --------
                                                    --------       --------
CURRENT LIABILITIES
   Current portion of long-term debt                  $  562         $  568
   Current redemption requirement on Class B
    preferred stock                                    1,000          1,994
   Accounts payable                                   41,499         33,954
   Accrued expenses                                   13,419         10,299
                                                    --------       --------
  Total current liabilities                           56,480         46,815

LONG-TERM DEBT, net of current portion               100,133         90,203
DEFERRED INCOME TAXES                                  4,368          4,368
OTHER LONG-TERM LIABILITIES                            2,133          1,895
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 20,000,000
    shares authorized, 11,831,031 and 11,825,106
    shares outstanding at June 30, 1997 and
    December 31, 1996, respectively                       12             12
   Additional paid-in-capital                         97,703         97,731
   Retained earnings                                  51,256         47,345
                                                    --------       --------
TOTAL STOCKHOLDERS' EQUITY                           148,971        145,088
                                                    --------       --------
                                                    --------       --------

  Total liabilities and stockholders' equity        $312,085       $288,369
                                                    --------       --------
                                                    --------       --------


                          This is Page 5 of 17 Pages

                                 BMC WEST CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in Thousands)

                                                          Six Months Ended
                                                       -----------------------
                                                       June 30,       June 30,
                                                        1997           1996
                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $  3,916       $  4,280
   Adjustments to reconcile net income to cash used
    in operating activities:
     Depreciation and amortization                        5,457          5,117
     (Gain) loss on sale of assets                         (423)          (335)
     Extraordinary item Net of tax                           --            342
   Changes in working capital items net of effects
    of acquisitions                                      (4,190)       (15,940)
   Other                                                   (684)          (755)
                                                       --------       --------
Net cash provided from (used in)operating activities      4,076         (7,291)
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                    (6,153)        (3,878)
   Payment for acquisitions                              (5,738)        (3,287)
   Sale of property and equipment                         1,232          1,705
                                                       --------       --------
Net cash used in investing activities                   (10,659)        (5,460)
                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under revolving credit agreement           80,840         91,560
   Repayments under revolving credit agreement          (70,910)      (117,680)
   Redemption of Class B preferred stock                 (1,000)        (1,000)
   Financing costs                                         (201)          (191)
   Issuance of Common Stock                                  --         38,711
   Other                                                    (68)           (23)
                                                       --------       --------
Net cash provided by financing activities                 8,661         11,377
                                                       --------       --------

NET INCREASE (DECREASE) IN CASH                           2,078         (1,374)
CASH, beginning of period                                 7,066          6,004
                                                       --------       --------
CASH, end of period                                    $  9,144       $  4,630
                                                       --------       --------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for -
      Interest                                         $  4,378       $  6,019
      Income taxes                                       $  487          $  --


                          This is Page 6 of 17 Pages

                                 BMC WEST CORPORATION
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)
1.  WORKING CAPITAL CHANGES

Changes in working capital items, net of acquisitions, for the six months ended June 30, 1997 and 1996 are as follows (in thousands):

                                                         1997           1996
                                                       ---------      ---------
(Increase)in accounts receivable                       ($13,021)      ($17,495)
(Increase)decrease in inventories                        (1,994)        (6,881)
Increase in prepaid expenses                                687           (654)
Increase in accounts payable and accrued
 expenses                                                10,066          9,142
Increase (decrease) in interest payable                      72            (52)
                                                        -------       --------
                                                        ($4,190)      ($15,940)
                                                        -------       --------
                                                        -------       --------

2.  LONG-TERM DEBT

Long-term debt consisted of the following at (in thousands):

                                                 June 30,      December 31,
                                                   1997            1996
                                                 --------      ------------
Revolving credit agreement borrowings             $24,010        $14,080
9.18% unsecured senior notes                       50,000         50,000
8.10% unsecured senior notes                       25,000         25,000
Capital lease obligations and other                 1,685          1,691
                                                 --------        -------
                                                  100,695         90,771
Less current portion                                  562            568
                                                 --------        -------
                                                 $100,133        $90,203
                                                 --------        -------
                                                 --------        -------
3.  ACQUISITIONS

    In the first quarter of 1997, the Company purchased substantially all of the assets of a building supply firm in Utah. The total purchase price for this facility was $930,000. In the second quarter of 1997, the Company completed two acquisitions of facilities located in Colorado and Washington. The total purchase price for these facilities was $4,808,000, consisting entirely of cash.


                          This is Page 7 of 17 Pages

4.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE, which will be implemented in the fourth quarter of 1997. Primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be renamed diluted earnings per share, neither of which will be significantly different than previously reported primary and fully diluted earnings per share. All previously reported amounts will be restated.





















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



                             For The Three Months Ended     For The Six Month Ended
                             --------------------------     -----------------------
                                June 30,     June 30,           June 30,   June 30,
                                  1997         1996               1997       1996
                                 ------       ------             ------     ------
Net sales                        100.0%       100.0%             100.0%     100.0%
Gross profit                      22.8         21.9               23.1       22.1
Selling, general and
 administrative expense           18.8         17.1               20.1       18.4
Other income (expense)              .2           .1                 .3         .3
Income from operations             4.2          4.9                3.2        4.0
Interest expense                   1.2          1.6                1.3        1.8
Income taxes                       1.2          1.3                 .8         .9
Net Income                         1.8          1.8                1.2        1.3


SECOND QUARTER OF 1997 COMPARED TO THE SECOND QUARTER OF 1996

Net sales for the three months ended June 30, 1997 were $190.6 million down 1% from the second quarter of 1996 when sales were $193.0 million. The decrease in net sales resulted from a 3 percent decrease from the second quarter of 1996 in sales at facilities that operated for at least two months in both the second quarter of 1996 and the second quarter of 1997 ("Same-Store Sales"). Sales decreased due to unusually wet weather conditions in Texas and lower building permit activity in the majority of its 10-state market area. Sales in the 1997 period were not significantly impacted by commodity wood product prices.

Gross profit as a percentage of sales increased to 22.8% in the second quarter of 1997 from 21.9% in the second quarter of 1996, primarily as a result of on going efforts by the Company to improve margins through its increased focus on value-added products, such as roof trusses, pre-hung doors and pre-assembled windows.


                          This is Page 9 of 17 Pages

Selling, general and administrative (SG&A) expense, was $35.8 million in the second quarter of 1997 as compared to $33.1 million in 1996, and increased as a percentage of net sales from 17.1% in 1996 to 18.8% in 1997. The Company believes this increase was partially due to inclement weather in Texas which made it difficult to manage payroll expenses in that state and increases in value-added sales that carry higher SG&A expenses.

Interest expense of $2.4 million in the second quarter of 1997 decreased from $3.0 million in the same period of 1996, primarily due to less debt outstanding in the second quarter of 1997 compared to the second quarter of 1996.

Income taxes were provided at estimated annual effective tax rates of 39.5% for the periods ended June 30, 1997 and June 30, 1996.

As a result of the foregoing factors, net income before extraordinary item decreased by $412,000, or 10.6% to $3,460,000, or 1.8% of net sales in the second quarter of 1997, as compared to $3,872,000, or 2.0% of net sales, in the second quarter of 1996.

In the second quarter of 1996, the Company obligated itself to redeem, with the net proceeds of the recent equity offering, the 10% unsecured senior subordinated notes early in the third quarter of 1996. In connection with this planned redemption, the Company wrote off the related deferred loan cost. These write-offs were recorded as an extraordinary charge of $342,000 in the second quarter. This charge reduced net income to $3,530,000 or 1.8% of sales.

FIRST SIX MONTHS OF 1997 COMPARED WITH THE FIRST SIX MONTHS OF 1996

Net sales for the six months ended June 30, 1997 were $337.4 million down 1% from the first half of 1996 when sales were $340.6 million. The decrease in net sales resulted from a decrease of 3% in Same-Store Sales, over the first six months of 1996 partially offset by the acquisition of new building materials centers, unusually wet weather conditions in Texas and lower building permit activity in the majority of its 10-state market area. Sales in the 1997 period were positively affected by

                          This is Page 10 of 17 Pages
slightly higher commodity wood product prices. The price increase contributed to an overall price inflator of 2% the effect of which increased sales by approximately $5.3 million. Excluding price inflation, same-store sales decreased 5%.

Gross profit as a percentage of sales improved to 23.1% in the first half of 1997 from 22.1% in the first six months of 1996, primarily as a result of on going efforts by the Company to improve margins through its increased focus on value-added products, such as roof trusses, pre-hung doors and pre-assembled windows.

Selling, general and administrative (SG&A) expense, was $67.7 million in the first six months of 1997 as compared to $62.7 million in 1996, and increased as a percentage of net sales to 20.1% in 1997 from 18.4% in 1996. The Company believes this increase was partially due to inclement weather in Texas which made it difficult to manage payroll expenses in that state, acquisition costs, and increases in value-added sales that carry higher SG&A expenses.

Interest expense decreased to $4.5 million in the first six months of 1997 from $6.0 million in the same period of 1996, primarily due to less debt outstanding in the six months of 1997 compared to the first six months of 1996.

Income taxes were provided at estimated annual effective tax rates of 39.5% for the six month period ended June 30, 1997 and June 30, 1996.

As a result of the foregoing factors, net income before extraordinary item, decreased by $706,000, or 15.3% to $3,916,000, or 1.2% of net sales in the first half of 1997, as compared to $4,622,000, or 1.4% of net sales, in the first six months of 1996.

In the second quarter of 1996, the Company obligated itself to redeem, with the net proceeds of the recent equity offering, the 10% unsecured senior subordinated notes early in the third quarter of 1996. In connection with this planned redemption, the Company wrote off the related deferred loan cost. These write-offs were recorded as an extraordinary charge of $342,000 in the


                          This is Page 11 of 17 Pages
second quarter of 1996. This charge reduced net income for the six months ended June 30, 1996 to $4,280,000 or 1.3% of sales.


LIQUIDITY AND CAPITAL RESOURCES

In the second quarter of 1996, the Company sold 2,300,000 shares of previously unissued common stock. The net proceeds of this offering of $38.5 million, less underwriting and estimated other issuance costs, were used to retire the $20 million of 10% unsecured senior subordinated notes in the third quarter of 1996 and reduce the debt under the revolving credit agreement.

At June 30, 1997 the Company had $100.1 million of long-term debt outstanding, consisting of $76.1 million of term borrowings under fixed rate notes, and $24.0 million of variable rate debt under the revolving credit agreement.

In the first half of 1997, the Company generated $4.1 million of cash from operating activities. Working capital increased from $110.5 million at December 31, 1996 to $120.8 million at June 30, 1997, due primarily to the seasonality in the Company's accounts receivable and inventories.

Based on its ability to generate cash from operations and the available borrowing capacity at June 30, 1997 of $46.0 million under the revolving credit agreement (availability of which is subject to the satisfaction of certain customary borrowing conditions), the Company believes it will have sufficient funds to meet its currently anticipated requirements.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE, which will be implemented in the fourth quarter of 1997. Primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be renamed diluted earnings per share, neither of which will be significantly different than previously reported primary and fully diluted earnings per share. All previously reported amounts will be restated.


                          This is Page 12 of 17 Pages

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual shareholder meeting on May 13, 1997. A total of 11,821,413 shares of common stock were outstanding at the date of record and entitled to vote at the meeting. Of the total outstanding, 10,076,637 shares were represented at a meeting and 1,744,776 shares were not voted.

          Shareholders cast votes for the election of the following directors, whose term expire in 1998:

                                          For       Against
                                          ---       -------
George E. McCown                       9,993,338    83,299
Robert E. Mellor                       9,994,204    82,433
Donald S. Hendrickson                  9,993,472    83,165
Alec F. Beck                           9,985,422    91,215
H. James Brown                         9,994,204    82,433
Wilbur J. Fix                          9,994,204    82,433
Robert V. Hansberger                   9,994,204    82,433
Guy O. Mabry                           9,994,204    82,433
Peter S. O'Neill                       9,994,054    82,583

          The shareholders also ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the year 1997 with votes cast 10,045,329 for, 14,270 against, 17,038 abstained.










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

                            BMC WEST CORPORATION


Date:  August 12, 1997        /s/ Donald S. Hendrickson
                              ---------------------------------------------
                              Donald S. Hendrickson
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)


Date:  August 12, 1997        /s/ Ellis C. Goebel
                              ---------------------------------------------
                              Ellis C. Goebel
                              Vice President and Treasurer
                              (Principal Financial Officer)


                          This is Page 15 of 17 Pages

                                  INDEX TO EXHIBITS

                                 BMC WEST CORPORATION

                            Quarterly Report on Form 10-Q
                         For the Quarter Ended June 30, 1997



                                                       Page
Exhibit        Description                            Number
-------        -----------                            ------
11             Computation of Earnings Per Share        17

27             Financial Data Schedule                  18






                          This is Page 16 of 17 Pages